Form 10QSB
period 1997-07-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1997-09-15
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:   July 31, 1997

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to

                     Commission file number: 0-29290

STARNET COMMUNICATIONS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

DELAWARE                                             52-2027313
(State of incorporation)                        (IRS Employer ID No.)

425 Carrall Street, Mezzanine Level
Vancouver, B.C., Canada                                 V6B 6E3
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (604) 485-7619

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes            No   X
               -----        -----

As of April 30, 1997, the registrant had 20,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);
Yes            No   X
     -----        -----

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

     Part I - Financial Information
     ------------------------------

Item 1 - Financial Statements:

------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.


                      CONSOLIDATED BALANCE SHEET
                              (UNAUDITED)

-----------------------------------------------------------------------------

                                              July 31, 1997    April 30, 1997
                                                    $                $
-----------------------------------------------------------------------------

ASSETS
CURRENT
Cash                                               47,835           27,545
Accounts receivable                                54,119          131,205
Prepaid expenses                                  105,032           28,529
-----------------------------------------------------------------------------
Total current assets                              206,986          187,279
-----------------------------------------------------------------------------
Capital assets (net)                              870,915          792,247
Deferred website costs                            200,763          189,053
Deferred software development costs                27,095              -
Term deposits pledged                              29,021           28,620
-----------------------------------------------------------------------------
                                                1,334,780        1,197 199
-----------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT
Accounts payable and accrued liabilities          315,525          346,917
Deferred revenue                                  263,864          223,004
Current portion of capital
 lease obligations                                 98,061           75,136
Loans payable                                     423,880          200,343
Due to related parties                            117,773          132,605
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       1,219,103          978,005
-----------------------------------------------------------------------------
Non-current portion of capital
 lease obligations                                243,785          237,371
Deferred income tax                                57,238           52,786
-----------------------------------------------------------------------------
TOTAL LIABILITIES                               1,520,126        1,268,162
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)
Capital stock                                      20,000           20,000
Retained earnings (deficit)                      (218,402)        (119,911)
Cumulative translation adjustment                  13,056           28,948
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                      (185,346)         (70,963)
-----------------------------------------------------------------------------
                                                1,334,780        1,197,199
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF INCOME AND EARNINGS
               (UNAUDITED)

-----------------------------------------------------------------------------

FOR THREE MONTHS ENDED                        July 31, 1997    July 31, 1996
                                                    $                $
-----------------------------------------------------------------------------

REVENUE
Sales                                             709,337          352,728
Cost of sales                                     325,379          144,789
-----------------------------------------------------------------------------
GROSS MARGIN                                      383,958          207,939
-----------------------------------------------------------------------------

EXPENSES
Selling, general and administrative
 expenses                                         272,259          155,599
Research and development expenses                 194,549              -
-----------------------------------------------------------------------------
                                                  466,808          155,599
-----------------------------------------------------------------------------
Net income (loss) from operations
 for the period                                   (82,850)          52,340
-----------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Gain (Loss) on termination of
 capital lease                                      2,191              -
Interest income (expense)                         (13,380)          (3,355)
-----------------------------------------------------------------------------
                                                  (11,189)          (3,355)
-----------------------------------------------------------------------------
INCOME TAX EXPENSE:
  - current                                           -                -
  - deferred                                        4,452            9,517
-----------------------------------------------------------------------------
INCOME TAXES                                        4,452            9,517
-----------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD                  (98,491)          39,468

Retained earnings (deficit), beginning
 of period                                       (119,911)         (26,197)
-----------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END
 OF PERIOD                                       (218,402)          13,271
-----------------------------------------------------------------------------

PER COMMON SHARE
Net earnings (loss) for the period                  (0.00)            0.00
Dividends                                             -                -
Weighted average number of common
 shares outstanding                            20,000,000       20,000,000
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.


                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

-----------------------------------------------------------------------------

FOR THREE MONTHS ENDED                        July 31, 1997    July 31, 1996
                                                    $                $
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period                  (98,491)          39,468
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation                                    94,344           36,184
   Amortization of deferred website costs         105,325           37,151
   Gain on termination of capital lease            (2,191)             -
   Deferred income taxes                            4,452            9,517
   Foreign exchange                                (6,569)            (450)
   Changes in non-cash working
    capital balances:
   Decrease (Increase) in accounts
    receivable                                     77,086          (26,121)
   Decrease (Increase) in prepaid
    expenses                                      (76,503)          (4,995)
   Increase (decrease) in accounts payable
    and accrued liabilities                       (31,392)          27,417
   Increase (decrease) in deferred revenue         40,860           38,554
-----------------------------------------------------------------------------
   Total adjustment                               205,412          117,257
-----------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         106,921          156,725
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                       (117,824)         (41,312)
Deferred website costs                           (122,041)         (57,524)
Deferred software development costs               (27,095)             -
-----------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES          (266,960)         (98,836)
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank indebtedness                         -             (1,161)
Proceeds from loan                                326,200              -
Repayment of loan                                (102,663)             -
Advance from (repayments to)
 related parties                                  (14,832)         (30,552)
Principal repayments under capital
 lease obligation                                 (28,376)          (4,276)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             180,329          (35,989)
-----------------------------------------------------------------------------

NET INCREASE IN CASH DURING THE PERIOD             20,290           21,900
-----------------------------------------------------------------------------
Cash, beginning of period                          27,545              -
-----------------------------------------------------------------------------
CASH, END OF PERIOD                                47,835           21,900
-----------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      10,934            3,355
Income tax paid                                       -                -
-----------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 1997 AND 1996

(A)  BASIS OF PREPARATION

The consolidated financial statements included herein are unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10-SB.

(B)  DEFERRED SOFTWARE DEVELOPMENT COST

Software production costs related to the development of the gaming software are capitalized in accordance with Statement of Financial Accounting Standards No. 86 (FAS86), Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Amortization will start when the product is available for release.

Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

The Company currently derives its revenues principally from its Internet web sites namely Sizzle, Chisel and Livewomen. While the Internet continues to become more accessible, the Company is actively researching and developing other projects that will utilize its existing facilities and expertise.

The following tables set forth statements of operations data for the three months ended July 31, 1997 and 1996 and balance sheet data as at July 31, 1997 and April 30, 1997.

A. Statement of Operations Data
-------------------------------
                                        For the three months ended
                                     July 31, 1997       July 31, 1996
                                     -------------       -------------

Net Sales                               709,337              352,728
Gross Margin                            383,958              207,939

Net Income (Loss) from operations       (82,850)              52,340
Net Income (Loss)                       (98,491)              39,468

B. Balance Sheet Data
---------------------

                                   At July 31, 1997   At April 30, 1997
                                   ----------------   -----------------

Working Capital (Deficiency)         (1,012,117)            (790,726)
Total Assets                          1,334,780            1,197,199
Long Term Debt                          243,785              237,371
Stockholders' Equity (Deficit)         (185,346)             (70,963)
Accumulated Earnings (Deficit)         (218,402)            (119,911)


The Quarter ended July 31, 1997 Compared to the Quarter ended July 31, 1996
---------------------------------------------------------------------------

The Company's revenues increased 101% to $709,337 for the three months ended July 31, 1997 compared to $352,728 for the prior year quarter. The growth is primarily due to increased subscription revenue from the Company's Internet web sites. Along with the growth in sales, gross margin increased to $383,958 for the three months ended July 31, 1997 from $207,939 for the three months ended July 31, 1996. More features and content were added to the Internet web sites in order to attract new subscribers, resulting in a drop in gross margin to 54.1% for the three months ended July 31, 1997 from 59% for the three months ended July 31, 1996.

Selling, general and administrative expenses increased by 75% to $272,259 (38.4% of sales) for the three months ended July 31, 1997 from $155,599 (44.1% of sales) for the prior year quarter. The decrease in these expenses from 44.1% to 38.4% was the result of efficiencies gained as the Company handled a greater level of activity.

Research and development expenses for the quarter ended July 31, 1997 amounted to $194,549. These expenses are mainly related to the Company's increased effort in exploring new business opportunities and development of the gaming project in Antigua. All software development costs incurred subsequent to the establishment of technological feasibility are capitalized as software development cost.

Interest expense increased by 299% to $13,380 for the three months ended July 31, 1997 from $3,355 for the prior year quarter. The increase mainly resulted from interest cost on the loans from DGD Wealth Management and additional capital leases obtained.

Net loss from operations for the three months ended July 31, 1997 was $82,850 compared to the net income from operations of $52,340 for the prior year quarter. The loss for the quarter ended July 31 1997 was the result of the significant increase in R&D costs incurred during the period. If the Company had not invested in research and development, the Company would have had net income from operations of $111,699 for the three months ended July 31, 1997. Income tax expense for the three months ended

July 31, 1997 was $4,452 (deferred) compared to $9,517 (deferred) for the three months ended July 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 1997, the Company had $47,835 in cash and cash equivalents compared to $27,545 at April 31, 1997. The Company expects to meet its future cash requirements through equity financing and cash generated from operations.

Net cash generated from operations for the three months ended July 31, 1997 decreased to $106,921 from $156,725 for the prior year quarter. Net cash generated by changes in working capital (excluding cash) was $10,051 for the quarter ended July 31, 1997 compared to $34,855 for the prior year quarter. The decrease in cashflow from operations is mainly due to the increase in prepaid expenses resulted from the $75,000 prepayment of the gaming license in Antigua.

Net cash used for investing activities for the three months ended July 31, 1997 was $266,960 compared to $98,836 for the prior year quarter. The increase was resulted from higher level of investment in capital assets, deferred website costs and deferred software development costs.

Net cash provided by financing activities for the three months ended July 31, 1997 was $180,329 compared to net cash used by financing activities for the prior quarter of $35,989. For the quarter ended July 31, 1997, the Company obtained loans amounting to $326,200 and repaid $102,663 on the loan from DGD Wealth Management.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.

     Part II - Other Information
     ---------------------------

Item 6 - Exhibits and Reports on Form 8-K

     Exhibit No.         Description
     -----------         -----------

          6              Bylaws

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1997.

                               SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date:  September 10, 1997      /s/ CHRISTOPHER H. ZACHARIAS
                              ---------------------------------
                              Christopher H. Zacharias
                              Corporate Council, and
                              Corporate Secretary


Date:  September 10, 1997      /s/ MITCHELL WHITE
                              ---------------------------------
                              Mitchell White
                              Chairman of the Board