Form 10QSB
period 1997-10-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1997-12-12
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:   October 31, 1997

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

425 Carrall Street, Mezzanine Level
Vancouver, B.C., Canada                                 V6B 6E3
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (604) 685-7619

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  X         No
             -----         -----

As of October 31, 1997, the registrant had 20,000,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);
Yes       No  X
   -----    -----

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

     Part I - Financial Information
     ------------------------------

Item 1 - Financial Statements:

STARNET COMMUNICATIONS INTERNATIONAL INC.
(FORMERLY GELATO BRATS INC. AND
CREATIVE SPORTS MARKETING INC.)

                STARNET COMMUNICATIONS INTERNATIONAL INC.
                  Consolidated Statement of Cash Flows
                               (Unaudited)


---------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                       Oct 31/97        Oct 31/96
------------------------                           $                $
---------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period                 (328,178)          65,775
Adjustment to reconcile net income to
 net cash provided by operating activities:
  Depreciation                                    205,058           81,912
  Amortization of deferred website costs          157,315           86,221
  Gain on termination of capital lease             (2,191)
  Deferred income tax                               4,452           21,930
  Foreign exchange                                (10,299)          (7,247)
Changes in non-cash working capital
balances:
  Decrease (increase) in accounts
   receivable                                      56,829          (28,873)
  Decrease (increase) in prepaid
   expenses                                      (203,772)          (6,121)
  Increase (decrease) in accounts
   payable and accrued                            (48,741)          90,823
  Increase (decrease) in deferred
   revenue                                         38,289          114,437
---------------------------------------------------------------------------
  Total adjustment                                196,940          353,082
---------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES        (131,238)         418,857
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                       (291,313)        (158,899)
Deferred website costs                           (184,667)        (148,884)
Deferred software development costs               (93,611)
---------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES          (569,591)        (307,783)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank indebtedness                          --           (1,161)
Proceeds from loan                              1,862,120
Repayment of loan                                (200,343)
Advance from (repayment to) related
 parties                                         (132,605)         (68,763)
Principle repayments under capital
 lease obligation                                 (60,328)          (7,534)
---------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                           1,468,844          (77,458)
---------------------------------------------------------------------------

NET INCREASE IN CASH DURING THE PERIOD            768,015           33,616
---------------------------------------------------------------------------
Cash, beginning of period                          27,545               --
---------------------------------------------------------------------------
CASH, END OF PERIOD                               795,560           33,616
---------------------------------------------------------------------------

---------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                       Oct 31/97        Oct 31/96
------------------------                           $                $
---------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      28,996            6,535
Income tax paid                                         0               --
---------------------------------------------------------------------------

                STARNET COMMUNICATIONS INTERNATIONAL INC.

                       Consolidated Balance Sheet
                               (Unaudited)

ASSETS
CURRENT
-------
Cash                                              795,560           27,545
Accounts receivable                                74,376          131,205
Prepaid expenses                                  232,301           28,529
---------------------------------------------------------------------------
Total current assets                            1,102,237          187,279
---------------------------------------------------------------------------
Capital assets (net)                            1,002,275          792,247
Deferred website costs                            216,406          189,053
Deferred software development costs                93,611               --
Term deposit pledged                               28,401           28,620
---------------------------------------------------------------------------
                                                2,442,930        1,197,199
---------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable & accrued liabilities            298,176          346,917
Deferred revenue                                  261,293          223,004
Current portion of capital lease
 obligations                                      124,357           75,136
Loans payable                                   1,862,120          200,343
Due to related parties                                 --          132,605
---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       2,545,946          978,005
---------------------------------------------------------------------------
Non-current portion of capital lease
 obligations                                      249,403          237,371
Deferred income tax                                57,238           52,786
---------------------------------------------------------------------------
TOTAL LIABILITIES                               2,852,587        1,268,162
---------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                      20,000           20,000
Deficit                                          (448,089)        (119,911)
Cumulative translation adjustment                  18,432           28,948
---------------------------------------------------------------------------
TOTAL SHAREHOLDERS' DEFICIT                      (409,657)         (70,963)
---------------------------------------------------------------------------
                                                2,442,930        1,197,199
---------------------------------------------------------------------------

               STARNET COMMUNICATIONS  INTERNATIONAL INC.

        Consolidated Statement of Income and Earnings (Unaudited)


--------------------------------------------------------------------------------------
                                 For three months ended       For six months ended
                                 Oct 31/97     Oct 31/96     Oct 31/97     Oct 31/96
--------------------------------------------------------------------------------------
REVENUE
Sales                              720,732       440,014     1,430,069       792,742
Cost of sales                      326,057       181,318       651,436       326,107
--------------------------------------------------------------------------------------
GROSS MARGIN                       394,675       258,696       778,633       466,635
--------------------------------------------------------------------------------------

EXPENSES
Selling, general and
administrative expenses            281,158       216,796       553,417       372,395
Research and development
expenses                           327,588            --       522,137             0
--------------------------------------------------------------------------------------
                                   608,746       216,796     1,075,554       372,395
--------------------------------------------------------------------------------------
Net income (loss) from
operations                        (214,071)       41,900      (296,921)       94,240
for the period
--------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Gain (Loss) on termination of           --            --         2,191             0
capital lease
Interest income (expense)          (15,616)       (3,180)      (28,996)       (6,535)
--------------------------------------------------------------------------------------
                                   (15,616)       (3,180)      (26,805)       (6,535)
--------------------------------------------------------------------------------------
INCOME TAX EXPENSE:
  - current                             --            --                           0
  - deferred                            --        12,413         4,452        21,930
--------------------------------------------------------------------------------------
INCOME TAXES                             0        12,413         4,452        21,930
--------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD  (229,687)       26,307      (328,178)       65,775


Retained earnings (deficit),      (218,402)       13,271      (119,911)      (26,197)
beginning of period
--------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT),      (448,089)       39,578      (448,089)       39,578
END OF PERIOD
--------------------------------------------------------------------------------------

PER COMMON SHARE
Net income (loss) for the period     (0.01)         0.00         (0.02)         0.00
Dividends
Weighted average number of common
shares outstanding              20,000,000    20,000,000    20,000,000    20,000,000
--------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996

(A) BASIS OF PRESENTATION

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

(C) LIVEWOMEN

During September 1997, the Company discontinued its pay per usage Internet site "Livewomen". Equipment acquired for this project was reused by the company's other membership sites.

Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

The Company currently derives its revenues principally from its Internet web sites namely Sizzle and Chisel. While the Internet continues to become more accessible, the Company is actively researching and developing other projects that will utilize its existing facilities and expertise.

The following tables set forth statements of operations data for the three and six months ended October 31, 1997 and 1996 and balance sheet data as at October 31, 1997 and April 30, 1997.

A. Statement of Operations Data
-------------------------------

For the three months ended October 31, 1997 and 1996
----------------------------------------------------

                                              For the three months ended
                                              October 31,    October 31,
                                                 1997           1996
                                              ----------     ----------

Net Sales                                        720,732        440,014
Gross Margin                                     394,675        258,696
Net Income (Loss) from operations               (214,071)        41,900
Net Income (Loss)                               (229,687)        26,307


For the six months ended October 31, 1997 and 1996
--------------------------------------------------

                                              For the six months ended
                                              October 31,   October 31,
                                                 1997           1996
                                              ----------     ----------

Net Sales                                      1,430,069        792,742
Gross Margin                                     778,633        466,635
Net Income (Loss) from operations               (296,921)        94,240
Net Income (Loss)                               (328,178)        65,775


B. Balance Sheet Data
---------------------

                                             At October 31,  At April 30,
                                                 1997           1997
                                              ----------     ----------

Working Capital (Deficiency)                  (1,443,709)      (790,726)
Total Assets                                   2,442,930      1,197,199
Long Term Debt                                   249,403        237,371
Stockholders' Equity (Deficit)                  (409,657)       (70,963)
Accumulated Earnings (Deficit)                  (448,089)      (119,911)


The Company's revenues increased 63.8% to $720,732 for the quarter ended October 31, 1997 compared to $440,014 for the prior year quarter. On a year-to-date basis, revenues for the six months ended October 31, 1997 were $1,430,069, 80.4% greater than the comparable period of the prior fiscal year. The growth is primarily due to increased subscription revenue from the Company's Internet web sites. Along with the growth in sales, gross margin increased to $394,675 for the three months ended October 31, 1997 from $258,696 for the three months ended October 31, 1996. Enhancement in features and content, coupled with the lower gross margin on the pay per usage Internet site "Livewomen", caused a drop in gross margin to 54.8% for the three months ended October 31, 1997 from 58.8% for the three months ended October 31, 1996.

Selling, general and administrative expenses increased by 29.7% to $281,158 (39% of sales) for the three months ended October 31, 1997 from $216,796 (49.3% of sales) for the prior year quarter. The decrease in these expenses from 49.3% to 39% was the result of efficiencies gained as the Company handled a greater level of activity.

Research and development expenses for the quarter ended October 31, 1997 amounted to $327,588, compared to $194,549 in the previous quarter. These expenses are mainly related to the Company's increased effort in exploring new business opportunities and development of the gaming project in Antigua. Production costs for the gaming software incurred subsequent to the establishment of technological feasibility are capitalized as software development cost.

Interest expense increased to $15,616 for the three months ended October 31, 1997 from $3,180 for the prior year quarter. The increase mainly resulted from interest cost on the loans from DGD Wealth Management and additional capital leases obtained.

Net loss from operations for the quarter ended October 31, 1997 was $214,071 compared to the net income from operations of $41,900 for the prior year quarter. The loss for the quarter ended October 31 1997 was the result of the significant increase in R&D costs incurred during the period. If the Company had not invested in research and development, the Company would have had net income from operations of $113,517 for the three months ended October 31, 1997 and $225,216 for the six months ended October 31, 1997. No income tax expense was recorded for the three months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At October 31, 1997, the Company had $795,560 in cash and cash equivalents compared to $27,545 at April 31, 1997. The Company expects to meet its future cash requirements through equity financing and cash generated from operations.

Net cash generated from (used for) operations for the six months ended October 31, 1997 decreased to -$131,238 from $418,857 for the six months ended October 31, 1996. Net cash generated (used) by changes in working capital (excluding cash) was $157,395 for the six months ended October 31, 1997 compared to $170,266 for the same period of fiscal 1997. The decrease in cash flow from operations is mainly due to the increase in prepaid expenses that resulted from the $175,000 prepayment of the gaming license in Antigua and net loss due to the increase in R&D expenses.

Net cash used for investing activities for the six months ended October 31, 1997 was $569,591 compared to $307,783 for the six months ended October 31, 1996. The increase was resulted from higher level of investment in capital assets, deferred website costs and deferred software development costs.

Net cash provided by financing activities for the six months ended October 31, 1997 was $1,468,844 compared to net cash used by financing activities for the six months ended October 31, 1996 for $77,458. During the six months ended October 31, 1997, the Company arranged a bridge financing for $1,862,120 in anticipation of a pending share offering and subsequent repayment of the loan from DGD Wealth Management. The share offering was completed on December 2, 1997, with a Form 8-K dated December 2, 1997 referencing the sale being filed with the SEC.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.

     Part II - Other Information
     ---------------------------

Item 6 - Exhibits and Reports on Form 8-K

     (a)  No Exhibits are filed with this report.

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the second quarter of 1997, however, a Form 8-K dated December 2, 1997, was filed acknowledging a Regulation "S" private placement of shares. This private placement is the "pending share offering" referred to under LIQUIDITY AND CAPITAL RESOURCES in this 10-QSB report.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date:  December 9, 1997       /s/ CHRISTOPHER H. ZACHARIAS
                              ---------------------------------------
                              Christopher H. Zacharias
                              Corporate Counsel, and
                              Corporate Secretary


Date:  December 9, 1997       /s/ JOHN CARLEY
                              ---------------------------------------
                              John Carley
                              Chief Financial Officer