Form 10QSB
period 1998-01-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1998-03-12
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:   January 31, 1998

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

As of January 31, 1998, the registrant had 22,450,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);
Yes       No  X
   -----    -----

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

----------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.

          CONSOLIDATED BALANCE SHEET
          (UNAUDITED)

-----------------------------------------------------------------------------
                                                 January 31,       April 30,
                                                   1998              1997
                                                     $                 $
-----------------------------------------------------------------------------

ASSETS
CURRENT
Cash                                              423,596            27,545
Accounts receivable                               160,967           131,205
Notes receivable                                   27,480               -
Prepaid expenses                                  233,678            28,529
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              845,721           187,279
-----------------------------------------------------------------------------
Capital assets (net)                            1,149,379           792,247
Deferred website costs                            238,242           189,053
Deferred software development costs               163,577               -
Assets pledged                                    554,960            28,620
-----------------------------------------------------------------------------
                                                2,951,879         1,197,199
-----------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank Indebtedness                                 389,669               -
Accounts payable & accrued liabilities            339,494           346,917
Loans payable                                         -             200,343
Deferred revenue                                  258,406           223,004
Deposit from customers                             57,920               -
Current portion of capital lease
  obligations                                     135,487            75,136
Due to related parties                                -             132,605
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       1,180,976           978,005
-----------------------------------------------------------------------------
Non-current portion of capital lease
  obligations                                     212,139           237,371
Deferred income tax                                57,238            52,786
-----------------------------------------------------------------------------
TOTAL LIABILITIES                               1,450,353         1,268,162
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                      22,450            20,000
 Authorized:
  100,000,000 shares of Class A Voting
   Common Stock, par 0.001
  50,000,000 shares of Class B nonvoting
   common stock, par 0.001
  50,000,000 shares of Preferred Stock,
   par 0.001
 Issued and outstanding
  22,450,000 shares of Class A voting
   common stock, par $0.001
Additional paid in capital                      2,447,550               -
Retained Earnings (Deficit)                    (1,017,345)         (119,911)
Cumulative translation adjustment                  48,871            28,948
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)            1,501,526           (70,963)
-----------------------------------------------------------------------------
                                                2,951,879         1,197,199
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF INCOME AND EARNINGS
               (UNAUDITED)

-------------------------------------------------------------------------------------
                                   For three months ended   For nine months ended
                                    Jan 31,     Jan 31,      Jan 31,      Jan 31,
                                     1998        1997         1998         1997
-------------------------------------------------------------------------------------
REVENUE
Sales                                 812,177     538,902    2,242,246    1,331,644
Cost of sales                         329,551     237,899      980,987      564,006
-------------------------------------------------------------------------------------
GROSS MARGIN                          482,626     301,003    1,261,259      767,638
-------------------------------------------------------------------------------------

EXPENSES
Selling, general and administrative
 expenses                             420,315     339,119      973,732      711,514
Research and development expenses     615,942         -      1,138,079            0
-------------------------------------------------------------------------------------
                                    1,036,257     339,119    2,111,811      711,514
-------------------------------------------------------------------------------------
Net income (loss) from operations
 for the period                      (553,631)    (38,116)    (850,552)      56,124
-------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Gain (Loss) on termination of
 capital lease                            -           -          2,191            0
Interest income (expense)             (15,625)     (2,770)     (44,621)      (9,305)
-------------------------------------------------------------------------------------
                                      (15,625)     (2,770)     (42,430)      (9,305)
-------------------------------------------------------------------------------------
INCOME TAX EXPENSE:
   - current                              -           -                           0
   - deferred                             -        16,648        4,452       38,578
-------------------------------------------------------------------------------------
INCOME TAXES                                0      16,648        4,452       38,578
-------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD     (569,256)    (57,534)    (897,434)       8,241

Retained earnings (deficit),
 beginning of period                 (448,089)     39,578     (119,911)     (26,197)
-------------------------------------------------------------------------------------
Retained earnings (deficit),
 end of period                     (1,017,345)    (17,956)  (1,017,345)     (17,956)
-------------------------------------------------------------------------------------

PER COMMON SHARE
Net income (loss) for the period        (0.03)      (0.00)       (0.04)        0.00
Dividends
Weighted average number of common
 shares outstanding                21,615,385  20,000,000   20,534,545   20,000,000
-------------------------------------------------------------------------------------

-----------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.

         CONSOLIDATED STATEMENT OF CASH FLOWS
                       (UNAUDITED)


-----------------------------------------------------------------------------

FOR NINE MONTHS ENDED                          Jan 31, 1998      Jan 31, 1997
                                                     $                 $
-----------------------------------------------------------------------------

Cash flows from operating activities
Net income (loss) for the period                 (897,434)            8,241
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation                                    343,203           132,517
  Amortization of deferred website costs          244,133            98,081
  Gain on termination of capital lease             (2,191)              -
  Deferred income tax                               4,452            38,578
  Foreign exchange                                  5,446              (400)
  Changes in non-cash working capital
  balances:
  Decrease (Increase) in accounts
  receivable                                      (29,762)          (75,503)
  Decrease (Increase) in prepaid expenses        (205,149)           (8,846)
  Increase (decrease) in accounts
  payable and accrued liabilities                  (7,423)          149,838
  Increase (decrease) in deferred revenue          35,402           124,555
  Increase (decrease) in deposit
  from customers                                   57,920               -
-----------------------------------------------------------------------------
  Total adjustment                                446,031           458,820
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                            (451,403)          467,061
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in notes receivable           (27,480)              -
Purchase of capital assets                       (555,557)         (229,124)
Deferred website costs                           (293,323)         (216,529)
Deferred software development costs              (163,577)              -
Decrease (increase) in assets pledged            (526,340)              -
-----------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES        (1,566,277)         (445,653)
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in bank indebtedness          389,669            (1,161)
Proceeds from loan                                    -             207,869
Proceeds from issuance of common stocks         2,450,000               -
Repayment of loan                                (200,343)              -
Advance from (repayments to) related
 parties                                         (132,605)          (58,032)
Principal repayments under capital
 lease obligation                                 (92,990)          (15,799)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                           2,413,731           132,877
-----------------------------------------------------------------------------

NET INCREASE IN CASH DURING THE PERIOD            396,051           154,285
-----------------------------------------------------------------------------
Cash, beginning of period                          27,545               -
-----------------------------------------------------------------------------
Cash, end of period                               423,596           154,285
-----------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      47,386             9,305
Income tax paid                                         0               -
-----------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

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

(C)  NOTES RECEIVABLE

During the quarter ended January 31, 1998, the Company obtained notes totaling CAD40,000 from an unrelated corporation. The notes are fully secured and interest bearing at 24% per annum. Interest is payable monthly and the principal is due in May 1998.

(D)  BANK INDEBTEDNESS

The Company has arranged an Operating Line of Credit and a Demand
Instalment Loan with its bank for the total of CAD700,000. The facilities are secured by hypothecated mutual funds for US$500,000 and personal guarantees of key directors and employees.

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

The following tables set forth statements of operations data for the three and six months ended January 31, 1998 and 1997 and balance sheet data as at January 31, 1998 and April 30, 1997.

A.   Statement of Operations Data
---------------------------------

For the three months ended January 31, 1998 and 1997
----------------------------------------------------

                                                For the three months ended
                                               January 31,      January 31,
                                                  1998             1997
                                               -----------      -----------

Net Sales                                         812,177          538,902
Gross Margin                                      482,626          301,003
Selling, General & Administrative Exp.            420,315          339,119
Operating Income (Loss) before R&D                 62,311          (38,116)
R&D Expenses                                      615,942              -
Net Income (Loss)                                (569,256)         (57,534)


For the nine months ended January 31, 1998 and 1997
---------------------------------------------------

                                                For the nine months ended
                                               January 31,      January 31,
                                                  1998             1997
                                               -----------      -----------

Net Sales                                       2,242,246        1,331,644
Gross Margin                                    1,261,259          767,638
Selling, General & Administrative Exp.            973,732          711,514
Operating Income (Loss) before R&D                287,527           56,124
R&D Expenses                                    1,138,079              -
Net Income (Loss)                                (897,434)           8,241

B. Balance Sheet Data
---------------------

                                                At Jan 31,      At April 30,
                                                   1998            1997
                                                ----------      -----------

Working Capital (Deficiency)                     (335,255)        (790,726)
Total Assets                                    2,951,879        1,197,199
Long Term Debt                                    212,139          237,371
Stockholders' Equity (Deficit)                  1,501,526          (70,963)
Accumulated Earnings (Deficit)                 (1,017,345)        (119,911)


The Company's revenues increased 50.7% to $812,177 for the quarter ended January 31, 1998 compared to $538,902 for the prior year quarter. On a year-to-date basis, revenues for the nine months ended January 31, 1998 were $2,242,246, 68.4% greater than the comparable period of the prior fiscal year. The growth is primarily due to increased subscription revenue from the Company's Internet web sites. Along with the growth in sales, gross margin increased to $482,626 for the three months ended January 31, 1998 from $301,003 for the three months ended January 31, 1997. Gross margin was increased from 55.9% for the three months ended January 31, 1997 to 59.4% for the three months ended January 31, 1998 due to the discontinuance of the pay per usage Internet site "Livewomen" in September 1997 and efficiencies gained from an increase in membership. The lower gross margin on the pay per usage Internet site "Livewomen", caused a drop in gross margin to 56.2% for the nine months ended January 31, 1998 from 57.7% for the nine months ended January 31, 1997.

Selling, general and administrative expenses increased by 23.9% to $420,315 (51.8% of sales) for the three months ended January 31, 1998 from $339,119 (62.9% of sales) for the prior year quarter.

Research and development expenses for the quarter ended January 31, 1998 amounted to $615,942, compared to $327,588 in the previous quarter. These expenses are mainly related to the Company's increased effort in exploring new business opportunities and development of the gaming project in Antigua. Production costs for the gaming software incurred subsequent to the establishment of technological feasibility are capitalized as software development cost. As the gaming project is in its final testing stage, the Company expects R&D costs to be significantly reduced and the gaming operations starts generating revenues in the next quarter.

Interest expense increased to $15,625 for the three months ended January 31, 1998 from $2,770 for the prior year quarter. The increase was mainly resulted from interest cost due to bank borrowing and additional capital leases obtained.

Net loss from operations for the quarter ended January 31, 1998 was $569,256 compared to $38,116 for the prior year quarter. The loss for the quarter ended January 31, 1998 was the result of the significant increase in R&D costs incurred during the period. If the Company had not invested in research and development, the Company would have had net income from operations of $62,311 for the three months ended January 31, 1998 and $287,527 for the nine months ended January 31, 1998. No income tax expense was recorded for the three months ended January 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 31, 1998, the Company had $423,596 in cash and cash equivalents compared to $27,545 at April 31, 1997. The Company expects to meet its future cash requirements through equity financing and cash generated from operations.

Net cash generated from (used for) operations for the nine months ended January 31, 1998 decreased to ($451,403) from $467,061 for the nine months ended January 31, 1997. The decrease in cashflow from operations is mainly due to the increase in prepaid expenses resulted from the prepayment of the gaming license in Antigua and net loss due to the increase in R&D expenses.

Net cash used for investing activities for the nine months ended January 31, 1998 was $1,566,277 compared to $445,653 for the nine months ended January 31, 1997. The increase was resulted from higher level of investment in notes receivable, capital assets, assets pledged and deferred software development costs.

Net cash provided by financing activities for the nine months ended January 31, 1998 was $2,413,731 compared to $132,877 for the nine months ended January 31, 1997. The increase is resulted from the completion of the share offering for $2,450,000 and bank borrowing for $389,669.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.

     Part II - Other Information
     ---------------------------

Item 6 - Exhibits and Reports on Form 8-K

     (a)  No Exhibits are filed with this report.

     (b) Reports on Form 8-K

A Form 8-K dated December 2, 1997, was filed acknowledging a Regulation "S" private placement of shares. This private placement is the "share offering" referred to under LIQUIDITY AND CAPITAL RESOURCES in this 10-QSB report.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date: March 10, 1998          /s/ CHRISTOPHER H. ZACHARIAS
                              ---------------------------------------
                              Christopher H. Zacharias
                              Corporate Counsel, and
                              Corporate Secretary


Date: March 10, 1998          /s/ JOHN CARLEY
                              ---------------------------------------
                              John Carley
                              Chief Financial Officer