Form 10KSB
period 1998-04-30
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1998-08-07
CIK 1039578

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-KSB

(Mark One)
 X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 1998
___ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _______________

COMMISSION FILE NUMBER   0-29290

                STARNET COMMUNICATIONS INTERNATIONAL INC.
             (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


Delaware                           E.I.N. 52-2027313
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation or organization)


425 Carrall Street, Mezzanine Level
Vancouver, British Columbia, Canada          V6B 6E3
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number: (604) 685-7619

Securities registered under Section 12(b) of the Exchange Act:

Title of each class      Name of each exchange on which to be so registered

     None                     None

Securities registered under Section 12(g) of the Exchange Act:

                       Class A Voting Common Stock
                  -------------------------------------
                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes   X     No
    -----      -----
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. /   /
State issuer's revenues for its most recent fiscal year:

Revenues for the Fiscal Year ended April 30, 1998 were $3,370,325.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such Stock as of a specified date
within the past 60 days: as of July 1, 1998:   $13,828,700.
 State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   22,450,000 Class A
Common Shares as of July 27, 1998

          TRANSITIONAL SMALL BUSINESS DISCLOSURE
          FORMAT (CHECK ONE):
          Yes        No   X
              -----     -----

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

THE MATTERS DISCUSSED IN THIS REPORT ON FORM 10-KSB, WHEN NOT HISTORICAL MATTERS, ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROJECTED RESULTS. SUCH FACTORS INCLUDE, AMONG OTHERS, SPECULATIVE NATURE OF THE COMPANY'S BUSINESS, AVAILABILITY OF FINANCING, GOVERNMENTAL REGULATION, CURRENCY FLUCTUATION, QUARTERLY FLUCTUATION IN REVENUES, INCOME AND OVERHEAD EXPENSE, AND OTHER RISK FACTORS AS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT.
THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE ITS FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF RECEIVING NEW INFORMATION, THE
OCCURRENCE OF FUTURE EVENTS, OR OTHERWISE.

ALL MONETARY AMOUNTS ARE IN U.S. DOLLARS UNLESS OTHERWISE INDICATED.

PART 1
------

ITEM 1.  DESCRIPTION OF BUSINESS

A.  BUSINESS DEVELOPMENT.

          STARNET COMMUNICATIONS INTERNATIONAL INC.:

Starnet Communications International Inc. (the "Company") was incorporated in June 1996 in the state of Nevada. In March 1997, the Company merged with a Delaware corporation for the purpose of re-domiciling to the state of Delaware. The Company is a high technology finance company with several wholly owned technology subsidiaries under its control, or to be formed. The intent of the Company is to identify and commercialize leading edge technologies for established markets.

     STARNET COMMUNICATIONS INTERNATIONAL INC. CORPORATE HISTORY:

On June 28, 1996, Creative Sports Marketing Inc. ("Creative") filed its Articles of Incorporation with the Secretary of State of the State of Nevada. Thereafter, a meeting of the Shareholders of Creative Sports Marketing Inc. was held and authorized the Board to change the name of Creative at a future date if in its discretion it deemed such a change advantageous. The first intended business plan contemplated celebrity golf promotions. A tournament was scheduled for Phoenix, Arizona, but shortly after its organization, it and the business plan were dropped.

On July 15, 1996, Creative accepted subscription agreements from twelve entities to acquire securities of Creative pursuant to a Rule 504 offering under Regulation D. The Board authorized Creative to proceed with the sale of its shares pursuant to the subscriptions received for the sale of 10,000,000 common shares at a price of $0.001 per common share. Pacific Stock Transfer Company was appointed as the transfer agent of the common shares of Creative.

This offering was sold through a Vanuatu corporation, Pacific Rim
Investment Inc., as a transaction sales agent. Thereafter, Pacific Rim Investment Inc. established a market clearing house as a non-quotation bargain market.

Thereafter, Creative's Board of Directors voted to change the name from Creative Sports Marketing Inc. to Gelato Brats Inc. A Certificate of Amendment to the Articles of Incorporation of Creative Sports Marketing Inc. changing the name of the corporation to Gelato Brats Inc. was submitted to the Nevada Secretary of State's Office. A new business plan was adopted focusing upon non-fat dairy ice cream and dessert manufacturing.

On November 1, 1996, a Board of Directors' meeting of Gelato Brats Inc. was held appointing Donald Byers as a director and authorizing a further name change as deemed advisable in the discretion of the Board of Directors. Also at this meeting the resignation as directors and officers of Ziad Batal and Richard Kipping were accepted. Donald Byers was appointed President, Secretary and Treasurer of Gelato Brats Inc.

On January 27, 1997, a Board of Directors' meeting of Gelato Brats Inc. was held. The resignation of Donald Byers as a director and officer of the Company was accepted. The Shareholders elected to the Board of Directors the following: Mitchell White; Mark Dohlen; Jason Bolduc; Christopher Zacharias; and John Carley. Mr. Bolduc was appointed President and Mr. Zacharias was appointed Secretary and Treasurer.

On January 29, 1997, a Board of Directors' meeting of Gelato Brats Inc. was held. The Board voted to authorize a change of the name to Starnet Communications International Inc. (the "Company").

On February 24, 1997, a Certificate of Amendment of the Articles of Incorporation of Gelato Brats Inc. changing the name of the Company to Starnet Communications International Inc. was submitted to the Nevada Secretary of State.

On March 10, 1997, the Board of Directors of Starnet Communications International Inc. voted to merge Starnet Communications International Inc. into a wholly owned subsidiary -- Starnet Communications International (DE) Inc. ("Starnet Delaware"). The Company was authorized to re-domicile into Delaware with Starnet Delaware as the surviving corporation.

On March 10, 1997, Starnet Communications International Inc., the sole stockholder of Starnet Delaware acted by vote to consummate the merger among the Company and Starnet Delaware and to change the name of Starnet Delaware to Starnet Communications International Inc. All of the stockholders of Starnet Communications International Inc. voted to acknowledge and adopt the Plan and Agreement of Merger of Starnet Communications International Inc. into Starnet Delaware. Thus on March 10, 1997, a Certificate of Merger among Starnet Communications International Inc. and Starnet Delaware was executed and the Articles of Merger were submitted to the Delaware Secretary of State.

On March 25, 1997, Starnet Communications International Inc. entered into a Share Purchase Agreement with Murray Partners (BVI) Inc. pursuant to which Starnet Communications International Inc. acquired all 10,101 outstanding shares in Starnet Communications Canada Inc. In exchange Murray Partners (BVI) Inc. received 10,000,000 Class A Common Voting Shares of Starnet Communications International Inc.

On April 8, 1998, Mitchell White submitted his resignation from his positions of Chairman of the Board and Director for personal reasons. The Board of Directors elected Director John Carley, the Company's Chief Financial Officer, as Chairman.

B.  BUSINESS OF ISSUER:

          STARNET COMMUNICATIONS CANADA INC.

Starnet Communications Canada Inc. ("Starnet Canada"), a wholly-owned subsidiary of Starnet Communications International Inc., was incorporated in May 1995 and is based in Vancouver, British Columbia, Canada. Starnet Canada develops, markets and manages advanced interactive media, information systems and gaming technologies for the Internet. Starnet Canada is an Internet developer and content provider utilizing proprietary software, video, audio, film, animation, graphics, multimedia, hyper-text markup language (HTML), site and network management, transaction processing and database management systems, client support systems, and post production facilities. In June of 1996, Starnet Canada was certified by the Bank of Montreal to conduct secure, real time Visa, Mastercard and American Express credit card transactions via the Internet. Starnet Canada is the software developer for all of the Company's subsidiaries and third parties. Starnet Canada developed the gaming software used by Softec Systems Caribbean Inc., and the transaction processing system used by EFS U.S.A. Inc. and EFS Caribbean Inc.

Starnet Canada has emerged as a world leader in providing adult entertainment services on the Internet. Starnet Canada's Internet adult service at HTTP://WWW.SIZZLE.COM is one of the premier adult sites on the Internet. Revenue streams are generated by monthly subscription fees from clients who reside in over 60 different countries. Sizzle is promoted on the Internet via advertising, search engine registration and news group promotion. Several hundred competitors compete in finely defined segments similar to Sizzle's market.

Starnet Canada's AdultLinks Internet search engine site at http://www.adultlinks.com ("AdultLinks") was launched in July 1996 and is becoming one of the top Internet adult search engine sites in the world. Revenues are generated by monthly advertising fees from commercial clients who market to the on-line adult community. There are thousands of competitors in this market.

Chisel Media Internet site at http://www.chisel.com ("Chisel") was launched in August 1996 and is one of the top Internet gay sites in the world.

Revenue streams are generated by monthly subscription fees from clients residing around the world. Chisel is promoted on the Internet via advertising, search engine registration and news group promotion. Less than 100 full-service competitors compete in segments similar to Chisel's market.

In order to ensure that Starnet Canada's adult sites are operating within the law, a legal opinion was obtained pertaining to the sexual content initially displayed on the sites. Management intends to continue its policy of requesting and obtaining legal opinions to assist and guide it through the applicable and developing regulatory framework.

While Internet users outside of the U.S. are quickly coming online, the Internet market outside of the U.S., in terms of online commerce is still in its infancy. This market, comparable to the U.S. Internet market in 1994, shows great potential for the Company to establish a solid presence and obtain market share. In North America, the Internet is becoming a true mass media as the Internet population expands. The mainstreaming of the Internet has allowed the Company to expand beyond traditional user profiles to include new groups of users coming online each day. The company is dedicated to meeting the needs of a growing Internet population by offering products that satisfy the demands of markets that desire access to online entertainment and interactivity.

A recent Graphic Visualization and Usability Center ("GVU") survey of the World Wide Web by Georgia Tech suggests an increase in mainstream populations logging onto the Internet. This mainstream culture is showing an increased desire for online entertainment methods. The Internet is now being used more frequently for games/entertainment (50.4%) and online chatting (29.9%), rather than for what the internet was traditionally used for, research (73.6%) and educational (47.9) purposes.

The Internet population is becoming younger and more mainstream as technological advances and media hype launch pop culture into cyberspace. The GVU survey shows that there is an increase in users in their 20's as well as a shift in Internet use to mainstream culture in North America. European and Asian demographics are expected to be a few years behind North America as they still show a higher percentages of mid 30's users with technical/computer backgrounds. By being pioneers in on-line entertainment and commerce and being able to anticipate similar growth phases that were addressed by the US market 3 - 5 years ago, the Company believes it will be able to successfully compete in the overseas Internet market. The Company believies this will give it the opportunity to capture market share in these countries.

          WORLD GAMING SERVICES INC.

World Gaming Services Inc. ("World Gaming"), a wholly owned subsidiary of the Company incorporated in Antigua, West Indies, is a full-service Internet gaming operation at http://www.worldgaming.net. World Gaming holds licenses in its domicile to conduct business as an Internet casino and an Internet sports wagering service. World Gaming accepts, processes and manages wagers on games of chance via the Internet. World Gaming offers electronic casino games such as "Blackjack" and "Roulette", a sportsbook for wagering on the outcome of real-world sporting events, and an international lottery ticket brokerage. World Gaming is a licensee of Softec Systems Caribbean Inc.

Since May 24, 1997, World Gaming has provided a simulcast horse racing feed from the Ontario Jockey Club's Woodbine Racecourse in Toronto, Ontario, Canada. On April 7, 1998, World Gaming entered into a Letter of Intent outlining a strategic alliance with the Ontario Jockey Club ("OJC"), which encompasses netcast coverage & on-line wagering on the OJC's horse racing events, and a Joint Venture to further develop both parties' on-line pari-mutuel wagering technologies. Under the proposed Simulcast Agreement, horse racing events from the OJC's facilities will be broadcast on the World Gaming web site. It is anticipated that World Gaming patrons will have full access to the system's features, including up-to-the-minute track, program and handicapping information, and live racing coverage. It is anticipated that viewers residing outside of North America will be able to place up-to-the-post bets on the outcome of the OJC races. It is anticipated that in the interest of advancing its Internet pari-mutuel wagering technology, Starnet Canada will develop the technology with the OJC under a Joint Venture Agreement, for future use by either party. Under the terms of the Joint Venture, it is anticipated that Starnet Canada will provide Internet commerce & marketing consultation on the OJC's current business applications, and the OJC will consult World Gaming on the management of pari-mutuel wagering systems.

On March 17, 1998 World Gaming entered into a Simulcast Agreement with the Hialeah Park Racecourse of Florida for the purpose of accepting wagers from international consumers, based on the races taking place at that location. World Gaming was to operate this pari-mutuel wagering system on a separate pool basis. However, due to Hialeah's short racing season, World Gaming was unable to implement the necessary software prior to the end of their race season. The term of the Simulcast Agreement is one year, and World Gaming is anticipating re-signing Hialeah for their next racing season.

World Gaming markets its services in eight languages, to consumers residing worldwide. In order to pursue these consumers, a variety of advertising and promotion campaigns, including but not limited to advertising and reseller programs with third-party web site operators, has been implemented. However, due to the ambiguities of U.S. and Canadian laws specifically relating to Internet gambling, World Gaming does not knowingly accept wagers from the U.S. and Canada.

The Company currently observes approximately 140 competitors in the Internet gaming system operator market. However, several of these operations may be controlled by single entities.

          SOFTEC SYSTEMS CARIBBEAN INC.

Softec Systems Caribbean Inc. ("Softec") is a wholly owned subsidiary of the Company and is incorporated in Antigua, West Indies. Softec is in the business of licensing Internet gaming systems, similar to World Gaming, to independent operators holding Internet gaming licenses (the "Licensee"). Softec purchases its software from Starnet Canada.

Softec charges a one-time fee to customize the licensee's software and set up the Licensee's network systems, web sites and online financial transaction processing system. The Licensees market their systems in similar methods to World Gaming's. Softec then participates in the Licensee's revenues. The Licensee markets its system at its own discretion, cost and risk. The Licensee is responsible for obtaining their own merchant banking facilities, and managing their own accounting system, and customer service.

The Company is aware of pending legislation in the United States, which would prohibit Internet gaming within the United States. This legislation has been pending for more than one year. Should this legislation pass, the Company does not expect any adverse effect to be felt by Softec. World Gaming does not accept wagers from persons residing in North America.
It is
possible that some of Softec's Licensees will be adversely affected although the Company feels that the likelihood of this is remote. The U.S. Department of Justice, in a letter to Senator Leahy on May 26, 1998 states:

"We should also note that, to the extent individuals and organizations, whether here or abroad, violate U.S. law; existing legal mechanisms can be used to enforce it. Although (sic) we recognize that there may be times when we cannot obtain foreign assistance, the fact remains that some form of gambling is legal in virtually every state in the United States. This diminishes our ability to persuade a foreign country that gambling must be vigorously combated, absent extenuating circumstances (e.g. organized crime involvement in the gambling enterprise).

If we request that foreign countries investigate, on our behalf, conduct that is legal in the foreign state, we must be prepared to receive and act upon foreign requests for assistance when the conduct complained of is legal, or even constitutionally protected in the United States. For example, if we ask a foreign country to investigate an activity (e.g. gambling) that is legal in the foreign state, that country may, for example, ask us to investigate constitutionally protected speech originating on computers based in the United States (e.g. that arguably violates that nation's "hate speech" laws). Considering all of the challenges facing law enforcement in the information age, we believe that current efforts should focus on conduct, which either is, or should be universally condemned."

Softec provides the Company with an opportunity to spread its Internet gaming research & development and operating costs amongst multiple operators, while also indirectly participating in a wider share of the Internet gaming market. As of the end of the reporting period, Softec has entered into five (5) licensing agreements. These agreements are one year in term, with an automatic renewal for one additional year unless the Licensee gives notice of termination.

The Company currently observes approximately ten competitors in the Internet gaming developer/licensor market. Several of these observed competitors have not completed the development of their systems as at the end of the reporting period. (At least one of the competitors that has completed development of their technology only licenses software, as opposed to the turn-key package offered by Softec.)


          EFS U.S.A. INC. and EFS CARIBBEAN INC.

EFS U.S.A. Inc. ("EFS U.S.A.") is a wholly owned subsidiary of the Company and is incorporated in the state of Nevada. EFS Caribbean Inc. ("EFS Caribbean") is a wholly owned subsidiary of the Company and is incorporated under the laws of Antigua (collectively, the "EFS Group"). The EFS Group manages the

Company's Internet based, secure financial transaction processing system. On-line revenues generated by the Company's subsidiaries and licensees are processed via the EFS Group's system, which enables consumers to purchase services with a secure, real-time, online credit card transaction. The EFS Group charges a percentage fee on all monies processed through its system. Since the EFS Group operates as the exclusive service provider to Softec's Licensees, the EFS Group is not subject to a competitive environment.

The Company's subsidiaries and licensees of Softec are reliant upon merchant numbers issued to EFS U.S.A. and EFS Caribbean in order to process credit cards via the Internet. At present, the Company is processing through six separate banks. The Company is presently in negotiations with several other banks around the world in its search for merchant numbers in order to minimize this risk. Should the Company, and all of Softec's licensees lose their ability to process credit cards, alternative methods of payment are available, including, wire transfer, mailing of cheques, as well as other fund delivery systems.


          GOVERNMENT REGULATION

Both the adult and the gaming industries are subject to intensive government regulations that can change at any time. Any such change could have a material adverse effect on the prospects of the Company.

          RESEARCH AND DEVELOPMENT

For the year ended April 30, 1998, 32.1% of the operating expenses are related to the development of the gaming operations and exploration of other business opportunities. These costs including Research and Development, Market Research and Business Development, Product Testing, Quality Control and Subsidiary Start up Costs (Product Development and Enhancement Costs") amounted to $962,791 in fiscal 1998. Production costs for the gaming software incurred subsequent to the establishment of technological feasibility are capitalized as software development cost, which is amortized over 3 years. The Company will continue its efforts in improving the products and exploring other opportunities.

Research and Development expenses reported for fiscal 1997 was $23,028. Research and Development expenses reported for fiscal 1998 is $82,141.

          ENVIRONMENTAL IMPACT

No significant costs or effects arise with respect to compliance with environmental laws.

          NUMBER OF EMPLOYEES

During the reporting period, the Company had 132 employees, of which 82 were engaged full-time.


ITEM 2.  DESCRIPTION OF PROPERTY

Starnet Canada occupies 13,100 square feet of commercial space at 425 Carrall Street, Vancouver, British Columbia. This facility houses all of Starnet Canada's operations including production, technical, marketing, and administration for all of the Company's subsidiaries.

The terms of the Carrall Street commercial lease are as follows. Starnet Canada leases 6,100 square feet through December 31, 1999 (three years) with an annual rent of $16,771. Starnet Canada has an option to renew this lease for one additional three year term. Starnet Canada leases 7,000 square feet through December 31, 1999 (three years) with an annual rent of $44,025 for the first year, and $58,700 for the remaining years. Starnet Canada possesses an option to renew this lease for an additional three years.

Softec, World Gaming and EFS Caribbean occupy 2431 square feet of commercial space at Newgate Street in St. John's, Antigua, West Indies. This facility houses Softec's Internet hardware and certain administration including systems administration, technical support and business development.

The terms of the Newgate Street commercial lease are as follows. The lessee leases 2,431 square feet through June 30, 1999 (two years) with an annual rent of $26,785. The lessee has an option to renew this lease for one additional two year term.

EFS Caribbean leases residential accommodation for its senior management residing in Antigua. Two residential apartments have been rented for a term of one year commencing from the 1st day of October, 1997. The rent for each apartment is $1,517 per month.

ITEM 3.  LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings during the reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.

PART II
-------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          MARKET INFORMATION

The Company's common stock is reported by the Nasdaq Over-The-Counter Bulletin Board under the symbol "SNMM".

The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the Nasdaq Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. The Company's common stock commenced trading on the Nasdaq Over-The-Counter Bulletin Board on September 18, 1997.

Quarter Ended            High           Low
October 31, 1997(1)     $2.339         $1.50
January 30, 1998         1.828          0.75
April 30, 1998           1.45           0.742

(1) This was not a full quarter as the Company only came to trade on September 18, 1997.

The source for these stock quotations is Bloomberg.

          SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of April 30, 1998 was 88.

          DIVIDENDS

No dividends have been declared or paid on the Company's common stock.

          RECENT SALES OF UNREGISTERED SECURITIES

There have been no recent sales of unregistered securities (other than Regulation S sales) for the one year period ended April 30, 1998.


ITEM 6.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS
---------------------

General
-------

The Company currently derives its revenues principally from its Internet web sites namely Sizzle and Chisel. Through substantial research and exploration, the Company has identified the opportunity of offering gaming services over the Internet and has successfully launched its gaming products in fiscal 1998. The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc, in Antigua. Softec System Caribbean Inc., the Company's other Antigua subsidiary, licenses its gaming product to third parties for a set up fee and monthly royalty.

The following tables set forth statements of loss data for the years ended April 30, 1998 and 1997 and balance sheet data as at April 30, 1998 and April 30, 1997.

A.  Statement of Loss Data
--------------------------

For the years ended April 30
----------------------------

                                                  1998              1997
                                               ----------        ----------
Net Sales                                     $ 3,370,325       $ 1,996,535
Gross Margin                                    2,032,524         1,089,167
Operating Expenses                              2,999,020         1,110,515
Operating Loss                                   (966,496)          (21,348)
Net Loss                                       (1,037,960)          (93,714)



B.  Balance Sheet Data
----------------------
                                                 As at             As at
                                                April 30,         April 30,
                                                  1998              1997
                                               ----------        ----------

Working Deficiency                            $  (329,060)      $  (762,106)
Total Assets                                    3,274,931         1,197,199
Long Term Debt                                    258,298           237,371
Stockholders' Equity (Deficit)                  1,297,892           (70,963)
Accumulated Earnings (Deficit)                 (1,157,871)         (119,911)

The Company's revenues increased 68.8% to $3,370,325 for the year ended April 30, 1998 compared to $1,996,535 for the prior year. The growth is primarily due to increased subscription revenue from the Company's Internet web sites and additional revenues generated from the licensing and gaming operations. Along with the growth in sales, gross margin increased to $2,032,524 for the year ended April 30, 1998 from $1,089,167 for the year ended April 30, 1997. Gross margin was increased from 54.6% for the year ended April 30, 1997 to 60.3% for the year ended April 30, 1998 due to the relatively higher gross margin of the gaming operations and efficiencies gained from having a larger number of memberships. By expanding its licensing and gaming operations and increasing the number of membership websites by using its existing materials, the Company expects a continuous growth in revenues and gross margin for the next fiscal year.

For the year ended April 30, 1998, 32.1% of the operating expenses is related to the development of the gaming operations and exploration of other business opportunities. These costs including Research and Development, Market Research and Business Development, Product Testing and Quality Control and Subsidiary Start up Costs. ("Product Development and Enhancement costs") amounted to $962,791 in fiscal 1998. Production costs for the gaming software incurred subsequent to the establishment of technological feasibility are capitalized as software development costs, which is amortized over 3 years. The Company will continue its efforts in improving the products and exploring other opportunities.

Expenses excluding Product Development and Enhancement costs increased by 83.4% to $2,036,229 (60.4% of sales) for the year ended April 30, 1998 from 1,110,515 (55.6% of sales) for the prior year. The increase mainly resulted from wage increases and the increased activities in investor relations and advertising.

Interest expense increased to $22,986 for the year ended April 30, 1998 from $18,495 for the prior year. The increase mainly resulted from interest costs due to bank borrowing and additional equipment leases obtained.

During the year ended April 30, 1998, Starnet Canada transferred the ownership of the gaming software to Softec of Antigua at market value. As a result, the Company incurred current income tax expenses of $74,362. Management estimates that the long-term tax savings by having the gaming software ownership in Antigua will outweigh the current tax expenses incurred in this fiscal year.

Net operating loss for the year ended April 30, 1998 was $966,496 compared to $21,348 for the prior year. The loss for the year ended April 30, 1998 was the result of the significant increase in product research and enhancement expenses during the period. Excluding those costs, the net operating loss of the Company would have been $3,705 for the year ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At April 30, 1998, the Company had $140,462 in cash and cash equivalents compared to $27,545 at April 30, 1997. The Company has pledged cash equivalents of $500,000 to its bank to secure banking facilities.

Net cash from operations for the year ended April 30, 1998 decreased to ($199,437) from $707,760 for the year ended April 30, 1997. The decrease in cashflow from operations is mainly due to the increase in prepaid expenses resulting from the prepayment of the gaming licenses in Antigua and the net loss due to increase in product research and enhancement costs.

Net cash used for investing activities for the year ended April 30, 1998 was $2,080,043 compared to $788,719 for the year ended April 30, 1997. The increase resulted from higher levels of investment in security deposits, restricted cash, capital assets and software development costs.

Net cash provided by financing activities for the year ended April 30, 1998 was $2,392,397 compared to $108,504 for the year ended April 30, 1997. The increase resulted from the completion of the share offering for $2,401,000 and bank borrowing for $466,217.

The Company expects to meet its future cash requirements through cash generated from operations. Following the substantial investment in the product development, it is anticipated that the Company will start generating increased revenue from the gaming operations in the next fiscal year. Subsequent to April 30, 1998, the Company has completed the installations for 4 Internet gaming software licenses.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.

Year 2000 Issue
---------------

Many existing computer programs, including some programs used by the Company, use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, these computer applications and systems could fail or create erroneous results by, at, or after the year 2000. Based on the preliminary review on the computer programs currently used by the Company, management does not anticipate that the Company will incur material operating expenses or be required to incur material costs to be year 2000 compliant. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material effect on the Company's business, financial condition, results of operations and business prospect. In addition, in the event that the Company's significant suppliers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

ITEM 7.  FINANCIAL STATEMENTS

Information with respect to this item is contained in the financial statements appearing on Item 13 of this Report. Such information is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with accountants on accounting and financial disclosure for the two most recent fiscal years.

PART III.
---------

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Executive Officers of the Company are as follows:

Name:           John Carley, DBA, CGA, FICB
Age:            51
Position:       Chairman of the Board, Chief Financial Officer & Director
Term of Office: Mr. Carley's term of office as a director is one year. He has served as a director since January 27, 1997 and has been re-appointed for further term of one year starting
                January 27, 1998.
Employment History:
                March 1990 - August 1994 - Royal Trust, Western Canada
                Region, (Regional Managing Partner, Finance and
                Administration)
                August 1994 - January 1997 - Hong Kong Bank of Canada/Hong
                Kong Bank & Trust Co., (Vise President, Trust Operations)
                Mr. Carley was previously Vice President, Trust Operations for the Hong Kong Bank Trust Company. Previously, Mr.
                Carley has worked as Executive Director of Examinations and Investigations for the Financial Institution
                Commission of the Ministry of Finance and Corporate
                Affairs, Province of British Columbia. Mr. Carley holds a Diploma in business Administration, a FICB designation, a Canadian Securities designation, and is a Certified
                General Accountant.

Name:           Mark Dohlen, B.Admin., MBA, LLB, FCIS, P.Admin.
Age:            37
Position:       Chief Executive Officer & Director
Term of Office: Mr. Dohlen's term of office as a director is one year. He has served as a director since January 27, 1997 and has been re-appointed for further term of one year starting
                January 27, 1998.
Employment History:
                April 1993 - May 1996 - ISG Consulting Inc. (Consultant)

                Mr. Dohlen possesses more than ten years of experience in senior management positions. Mr. Dohlen holds a Bachelor of Administration in Finance from the University of Regina in Saskatchewan, and an MBA in Management Information Systems from Simon Fraser University in British Columbia and a Bachelor of Laws from the University of British Columbia. Mr. Dohlen also holds Chartered Secretaries and Administrators and Professional Administrator designations. His is currently completing a Certified Management Consultant designation.


Name:           Jason Bolduc
Age:            23
Position:       President & Director
Term of Office: Mr. Bolduc's term of office as a director is one year.  He has served as a director since January 27, 1997 and has been re-appointed for further term of one year starting
                January 27, 1998.
Employment History:
                1990 - April 1995 - Wiz Zone Computers Inc. (Managing
                Partner)
                December 1994 - April 1995 - Cyberstore  Systems Inc.
                (Network Administrator)
                Mr. Bolduc was most recently Director of Network
                Operations for Cyberstore Systems Inc., a Vancouver,
                Canada based Internet access provider.  Previously, Mr.
                Bolduc operated a high technology consulting firm.

Name:           Paul Giles
Age:            31
Position:       Director, Senior Vice President
Employment History:
                April 1988 - July 1995 Goldstein Productions Inc.
                (President, Director)
                Aug 1995 - Present  Starnet Communications International
                (Senior Vice President, Director)
                Mr. Giles brings over 10 years of experience in a variety of entertainment and computer related fields, and has served as an employee of Starnet since the Company's inception. Previously, Mr. Giles was president and director of a Vancouver, Canada based entertainment management firm, Goldstein Productions Inc.

Name:           Christopher H. Zacharias MBA, LLB, ACIS
Age:            31
Position:       Secretary/Treasurer, Corporate Counsel & Director
Term of Office: Mr. Zacharias' term of office as a director is one year.
                He has served as a director since January 27, 1997 and has been re-appointed for further term of one year starting
                January 27, 1998.
Employment History:
                September 1993 - May 1995 - Simon Fraser University
                (Computer Lab Assistant)
                May 1995 - May 1996 - Baker Newby (Lawyer)
                May 1996 - February 1997 - Brawn Karras & Sanderson
                (Lawyer)
                Mr. Zacharias brings a wealth of experience in financial, contractual, intellectual property, and legal affairs. Mr.
                Zacharias has been called to the British Columbia Bar.
                Previously, Mr. Zacharias was practicing as a corporate solicitor with the law firm Brawn Karras & Sanderson. Mr.
                Zacharias holds a Bachelor of Law from the University of Manitoba and an MBA from Simon Fraser University in
                British Columbia. Mr. Zacharias holds the Chartered
                Secretaries and Administrators professional designation.

Name:           Jason King, BA
Age:            26
Position:       Chief Operations Officer
Employment History:
                Dec. 1990 - May 1991  Harrod's of London, England.
                Computer Department (Assistant Manager)
                May 1992 - April 1996  Credit Generale (VP Corporate
                Development)
                May 1996 - Jan 1997     Starnet Communications
                International (Production Manager)
                Mr. King brings over 10 years of experience in a variety of computer related fields, and has served as an employee of Starnet since the May, 1996. Mr. King has held management positions in a variety of companies in both Canada and the UK, building an extensive knowledge of computers and the Internet. Mr. King holds a Bachelor of Arts degree from Simon
                Fraser University in British Columbia, Canada.

Name:           Benjamin Wong, BBA, CGA, CPA
Age:            31
Position:       Vice-President Finance
Employment History:
                Nov. 89 - July 93, STD Computer (Vancouver) Inc.
                (Financial Controller)
                Aug. 93 - Dec. 95, ANO Automation (Vancouver) Ltd.
                (Financial Controller)
                Jan. 96 - Nov. 96, NamTai Electronic (Accountant)
                Mr. Wong brings over 10 years of experience in the accounting field, having served controlling and internal auditing positions in both private and public corporations. Mr. Wong holds a BBA from the Chinese
                University of Hong Kong, is a Certified General Accountant
                (CGA; Canada) and a Certified Public Accountant (CPA;
                U.S.).

          FAMILY RELATIONSHIPS.

There are no family relationships among directors, executive officers or other persons nominated or chosen by the Company to become officers or executive officers.

          INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

The Company is not aware of any material legal proceedings involving any director, director nominee, promoter or control person including criminal convictions, pending criminal matters, pending or concluded administrative or civil proceedings limiting one's participation in the securities or banking industries, or findings of securities or commodities law violations. However, a personal bankruptcy proceeding under Canadian law involving Mark Dohlen concluded in September 1994, with Mr. Dohlen receiving a judicial discharge.

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

The following persons were late in filing their Form 3:

Jason Bolduc; John Carley; Mark Dohlen; Richard Gallo; Paul Giles; Murray Partners (BVI) Inc.; Mitchell White; and Chris Zacharias.

ITEM 10.  EXECUTIVE COMPENSATION.


                       SUMMARY COMPENSATION TABLE


                       Long Term Compensation
                       ----------------------

     Annual Compensation             Awards           Payouts
     -------------------             ------           -------

                                                     Options/
Name and             Fiscal          Salary          SARs
Principal          Year ended        (US$)(1)        (#)
Position            April 30
--------            --------         --------        -------

Mark Dohlen           1998           $56,915         350,000
(CEO)

Mark Dohlen           1997           $26,763         0
(CEO)

There was no CEO appointed in fiscal year ended April 30, 1996, nor were there executive officers earning greater than $100,000 in that year.

(1) The compensation depicted is in the U.S. dollars. The compensation was paid in Canadian dollars.

          OPTION/SAR GRANTS IN LAST FISCAL YEAR
          (INDIVIDUAL GRANTS)

      (a)           (b)            (c)              (d)          (e)
                                 % of Total
                  Number of       Options/
                 Securities        SARs
                 Underlying      Granted to       Exercise
                Options/SARs     Employees        or Base
    Name         Granted (#)  in Fiscal Year   Price ($/Sh)  Expiration Date
    ----         -----------  --------------   ------------  ---------------
Mark Dohlen       350,000         12.7%           $0.74      January 1, 2008
CEO

For the above granted options, the options vest as to 50% as of January 1, 1998, and the remaining 50% as of January 1, 1999. The exercise price is the same as the market price on the date of grant.

As of the end of the reporting period, no options have been exercised by any of the executive officers of the Company.


          COMPENSATION OF DIRECTORS

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings. There are no other arrangements for compensation to the Board of Directors' members.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                 Name and Address        Amount and
                 Address of              Nature of           Percent
Title of Class   Beneficial Owner        Beneficial Owner    of Class
--------------   ----------------        ----------------    --------

Class A Voting
 Common          Murray Partners
                 (BVI) Inc.(1)           10,000,000          44.5%
                 Todman Building
                 Main Street, PO Box 3140
                 Road Town
                 Tortola
                 British Virgin Islands

(1) The shareholders of Murray Partners (BVI) Inc. ("Murray Partners ") are a collection of discretionary trusts, the beneficiaries of which include some of the Company's officers and directors: Jason Bolduc; Mark Dohlen; Paul Giles; John Carley, and their families. The beneficiaries of the trusts are unable to vote the shares of Murray Partners, nor the shares of the Company, owned by Murray Partners, nor are they able to direct the sale of shares of Murray Parthers, nor the shares of the Company, owned by Murray Partners. The "beneficial owner" of the Company's shares held by Murray Partners (for U.S. Securities and Exchange Commission reporting purposes) is the trustee of the discretionary trusts, William Bruce
Flatt.


          SECURITY OWNERSHIP OF MANAGEMENT

                 Name and Address        Amount and
                 Address of              Nature of           Percent
Title of Class   Beneficial Owner        Beneficial Owner    of Class
--------------   ----------------        ----------------    --------

Class A Voting
 Common          Jason Bolduc            325,000(1)          1.45%
                 2205 - 1050 Burrard St.
                 Vancouver, B.C.         Record and Beneficial

Class A Voting
 Common          Paul Giles              325,000(1)          1.45%
                 PH 401 - 825 West 8th
                 Vancouver, B.C.         Record and Beneficial

Class A Voting
 Common          Mark Dohlen             275,000(2)          1.22%
                 509 - 1188 Quebec St.
                 Vancouver, B.C.         Record and Beneficial

Class A Voting
 Common          Christopher Zacharias   68,750(3)           0.31%
                 2267 Park Crescent
                 Coquitlam, B.C.         Record and Beneficial

Class A Voting
 Common          John Carley             100,000(4)          0.44%
                 5373 Wildwood Cres.
                 Tsawwassen, B.C.        Record and Beneficial

Class A Voting
 Common          All Directors and
                 Officers as a group     1,143,332(5)        5.01%
                                         Record and Beneficial

(1) Includes 25,000 options that have vested as of July 1, 1998, at an exercise price of $0.74 per share.
(2) Includes 175,000 options that have vested as of July 1, 1998, at an exercise price of $0.74 per share.
(3) Includes 58,750 options that have vested as of July 1, 1998, at an exercise price of $0.74 per share.
(4) Includes 75,000 options that have vested as of July 1, 1998, at an exercise price of $0.74 per share.
(5) Includes 7 individuals, and a total of 362,916 options that have vested as of July 1, 1998, all at an exercise price of $0.74 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Consolidated Financial Statements of Starnet
     Communications International Inc. (formerly Gelato
     Brats Inc., formerly Creative Sports Marketing Inc) dated April 30, 1998

     Statement Re: Computation of per share earnings of Starnet Communications International Inc. (formerly
     Gelato Brats Inc., formerly Creative Sports Marketing
     Inc) dated April 30, 1998

     3.1 Articles of Incorporation . (incorporated by reference from exhibit 3.3 of Form S-8 dated March 12, 1998)

     3.2  Bylaws (1)

     10.1 Bank of Montreal (1)

     10.2 Pacific Rim Investment Inc (1)

     21.1 Subsidiaries of the Registrant (2)

     23.1 Ernst & Young, Consent of Independent Chartered Accountants (2)

     27.1 Financial Data Schedule(2)

          (1) incorporated by reference from Form 10-SB
          (2) filed herewith

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                         CONSOLIDATED FINANCIAL STATEMENTS


                         STARNET COMMUNICATIONS INTERNATIONAL INC.



                         April 30, 1998

                     REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholders of STARNET COMMUNICATIONS INTERNATIONAL INC.

We have audited the accompanying consolidated balance sheets of STARNET COMMUNICATIONS INTERNATIONAL INC. as of April 30, 1998 and 1997 and the related consolidated statements of loss and deficit and cash flows for the two years ended April 30, 1998 and 1997 and the period from May 19, 1995 to April 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starnet Communications International Inc. at April 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended April 30, 1998 and 1997 and the period from May 19, 1995 to April 30, 1996 in conformity with accounting principles generally accepted in the United States.




Vancouver, Canada,                                   /s/ ERNST & YOUNG
July 3, 1998.                                       Chartered Accountants

STARNET COMMUNICATIONS INTERNATIONAL INC.


                      CONSOLIDATED BALANCE SHEETS
                      (IN UNITED STATES DOLLARS)

As at April 30




                                                  1998              1997
                                                    $                 $
-----------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                         140,462            27,545
Restricted cash [NOTE 7]                          500,000                 -
Accounts receivable [allowance for bad
  debts - $27,953, 1997 - $28,985]                196,040            55,478
Employee receivable [NOTE 11]                      68,123            75,727
Prepaid expenses [NOTE 13]                        262,545            28,529
Security deposits [NOTE 6]                        195,607            28,620
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                            1,362,777           215,899
-----------------------------------------------------------------------------
Capital assets (net) [NOTE 3]                   1,190,511           792,247
Deferred website costs [NOTE 4]                   255,884           189,053
Software development costs [NOTE 5]               465,759                 -
-----------------------------------------------------------------------------
                                                3,274,931         1,197,199
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT
Bank indebtedness [NOTE 7]                        466,217                 -
Accounts payable and accrued liabilities          520,031           346,917
Income taxes payable [NOTE 8]                      74,360                 -
Deposits from customers [NOTE 14]                 190,727                 -
Loans payable [NOTE 9]                                  -           200,343
Deferred revenue                                  279,848           223,004
Current portion of capital lease
  obligations [NOTE 11]                           160,654            75,136
Due to related parties [NOTE 10]                        -           132,605
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       1,691,837           978,005
-----------------------------------------------------------------------------
Non-current portion of capital lease
  obligations [NOTE 11]                           258,298           237,371
Deferred income tax [NOTE 8]                       26,904            52,786
-----------------------------------------------------------------------------
TOTAL LIABILITIES                               1,977,039         1,268,162
-----------------------------------------------------------------------------
Commitments [NOTE 15]
SHAREHOLDERS' DEFICIT
Capital stock [NOTE 12]                         2,421,000            20,000
Deficit                                        (1,157,871)         (119,911)
Cumulative translation adjustment                  34,763            28,948
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)            1,297,892           (70,963)
-----------------------------------------------------------------------------
                                                3,274,931         1,197,199
-----------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

On behalf of the Board:
                              Director                 Director

STARNET COMMUNICATIONS INTERNATIONAL INC.


              CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
                      (IN UNITED STATES DOLLARS)





                                                                       Period from
                                                                          May 19,
                                                                           1995
                                               Year ended April 30,    to April 30,
                                                1998         1997          1996
                                                  $            $             $
--------------------------------------------------------------------------------------
REVENUE
Sales                                         3,370,325     1,996,535      378,544
Cost of sales                                 1,337,801       907,368      172,755
--------------------------------------------------------------------------------------
GROSS MARGIN                                  2,032,524     1,089,167      205,789
--------------------------------------------------------------------------------------

EXPENSES
Wages and benefits                              533,475       361,212       36,795
Product testing and quality control             508,768             -            -
General and administrative                      380,542       224,927       78,355
Advertising                                     356,024        89,872        8,390
Depreciation                                    285,430       242,876       69,014
Investor relations                              237,568             -            -
Subsidiary start up costs                       216,088             -            -
Market research and business development        155,794             -            -
Bank charges and interest                       124,534        80,322        9,217
Legal and accounting                            118,656        88,278       30,215
Research and development                         82,141        23,028            -
--------------------------------------------------------------------------------------
                                              2,999,020     1,110,515      231,986
--------------------------------------------------------------------------------------
Net loss from operations for the year          (966,496)      (21,348)     (26,197)
--------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Interest income (expense)                       (22,986)      (18,495)           -
--------------------------------------------------------------------------------------
Net loss before income taxes                   (989,482)      (39,843)     (26,197)
--------------------------------------------------------------------------------------
Income tax expense (recovery):
 - current [NOTE 8]                              74,360             -            -
 - deferred [NOTE 8]                            (25,882)       53,871            -
--------------------------------------------------------------------------------------
Income taxes                                     48,478        53,871            -
--------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                        (1,037,960)      (93,714)     (26,197)

Deficit, beginning of year                     (119,911)      (26,197)           -
--------------------------------------------------------------------------------------
DEFICIT, END OF YEAR                         (1,157,871)     (119,911)     (26,197)
--------------------------------------------------------------------------------------

PER COMMON SHARE
Net loss for the year                             (0.05)        (0.00)
Dividends                                             -             -
Weighted average number of common shares
  outstanding                                21,002,885    20,000,000
--------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

STARNET COMMUNICATIONS INTERNATIONAL INC.


                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN UNITED STATES DOLLARS)




                                                                       Period from
                                                                          May 19,
                                                                           1995
                                               Year ended April 30,     to April 30,
                                                1998         1997          1996
                                                  $            $             $
--------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     (1,037,960)      (93,714)     (26,197)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                  378,323       242,876       69,014
  Amortization of deferred website costs        326,754       200,832       35,338
  Amortization of software development costs     26,704             -            -
  Gain on disposal of fixed assets               (1,262)            -            -
  Deferred income taxes                         (25,882)       53,871            -
  Foreign exchange                                5,815        16,434          546
Changes in current assets and liabilities:
  (Increase) decrease in accounts receivable   (140,562)        9,228      (64,706)
  (Increase) decrease in employee receivable      7,604       (75,727)           -
  Increase in prepaid expenses                 (234,016)      (23,385)      (5,144)
  Increase in accounts payable and accrued
   liabilities                                  173,114       243,552      115,949
  Increase in income taxes payable               74,360             -            -
  Increase in deposit from customers            190,727             -            -
  Increase in deferred revenue                   56,844       133,793       89,211
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                    (199,437)      707,760       214,011
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                     (527,008)     (406,454)    (336,962)
Restricted cash                                (500,000)            -            -
Deferred website costs                         (393,585)     (354,547)     (70,676)
Software development costs                     (492,463)            -            -
Security deposits                              (166,987)      (28,620)           -
Advance to related company                            -           902         (902)
--------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES        (2,080,043)     (788,719)    (408,540)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness        466,217        (1,161)       1,161
Proceeds from loans                                   -       200,343            -
Repayment of loan                              (200,343)            -            -
Proceeds from issuance of shares              2,401,000             -        7,416
Repayments to related parties                  (132,605)      (56,189)           -
Advance from shareholders                             -             -      188,794
Principal repayments under capital lease
  obligations                                  (141,872)      (34,489)      (2,842)
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     2,392,397       108,504      194,529
--------------------------------------------------------------------------------------

NET INCREASE IN CASH DURING THE YEAR            112,917        27,545            -
Cash, beginning of year                          27,545             -            -
--------------------------------------------------------------------------------------
CASH, END OF YEAR                               140,462        27,545            -
--------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                    71,761        18,495        4,432
Income tax paid                                       -             -            -
--------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Starnet Communications International Inc. (the "Company") was incorporated on June 28, 1996 in the State of Nevada as Creative Sports Marketing Inc. On July 20, 1996, the Company changed its name from Creative Sports Marketing Inc. to Gelato Brats Inc. and on February 24, 1997 to Starnet Communications International Inc. On March 10, 1997, Starnet Communications International Inc. redomiciled into Delaware and combined with Starnet Communications Canada Inc. ("Starnet Canada").

The Company issued 10 million shares of Class A voting common stock for all of the outstanding stock of Starnet Canada. Since the companies were under common control this transaction was accounted for in a manner similar to a pooling of interests. The Company's consolidated financial statements are presented as if the merger had been in effect on May 19, 1995 (the date of incorporation of Starnet Canada).

Starnet Communications International Inc. operates through five wholly owned subsidiaries:

Starnet Canada
World Gaming Services Inc. ("World Gaming")
Softec Systems Caribbean Inc. ("Softec")
EFS (Electronic Financial Services) USA Inc. ("EFS USA")
EFS Caribbean Inc. ("EFS Caribbean")

Starnet Canada is based in Vancouver, British Columbia. Starnet Canada develops, markets and manages advanced online interactive media and information systems for the Internet.

World Gaming is Starnet's proprietary, full-service Internet gaming operation. World Gaming holds Internet gaming permits in its domicile of Antigua.

Through its product line, the World Gaming system accepts, processes and manages wagers via the Internet on world sporting events, international lotteries, Internet-simulcast horse racing and interactive casino games. World Gaming derives its revenues from customers residing outside of the United States and Canada.

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd.)

Softec, also of Antigua, is in the business of licensing customized, turn-key Internet gaming systems (similar to the World Gaming system) to independent parties wanting to participate in the online gaming industry. Softec provides a ready-to-use operation in exchange for participation in the licensees' revenues.

EFS USA, incorporated in Nevada in December 1997, facilitates Internet commerce by providing a common currency "e-cash" on the Internet.
Customers purchase e-cash from EFS USA by providing their credit card information through a secured link on the Internet. Merchants that have arrangements with EFS USA will accept their customers' payment in e-cash and do the settlement with EFS USA in real currency such as US dollars. In return, EFS USA charges its merchants fees equaling a certain percentage of the transactions.

EFS Caribbean was incorporated in Antigua in October 1997. Its principal business activity is to serve as the corporate headquarters of the various Antiguan operations.

Due to the uncertain regulatory environment as it relates to Internet gaming in the United States and Canada, the Company continues to focus on the market outside of North America until such time as United States and Canadian laws, specifically in regard to Internet gaming are clarified.


2.  ACCOUNTING POLICIES

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and all its subsidiaries.

PROPERTY AND EQUIPMENT

Property and equipment are depreciated or amortized using the straight-line method over the estimated useful life of the assets at the following rates:

     Furniture and fixtures             3 years
     Computer hardware and equipment    3 years
     Computer software                  3 years
     Automobiles                        4 years

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



2.  ACCOUNTING POLICIES (cont'd.)

Leasehold improvements are amortized over the term of the related lease using the straight-line method.

One-half of the normal depreciation rate is applied in the year of acquisition or capitalization of the capital assets.

REVENUE RECOGNITION

Revenue from dial-up access is recognized at the time services are rendered. Billings in advance of services are included in deferred revenue and recognized at the time services are rendered.

Initial license fees are recognized as revenue upon the completion of the license sale transactions. Before the revenues are recognized, deposits from licensees are recorded as liabilities, and direct costs relating to the franchise sales are deferred.

On-line service revenues, gaming revenues and monthly licensing revenues are recognized over the period services are provided.

DEFERRED WEBSITE COSTS

Costs which relate to the development of the Company's Internet sites are capitalized. Deferred website costs are amortized one half in the year incurred, one third in the following year, and one sixth in the second following year. The website costs balance shown in the balance sheet is presented net of accumulated amortization.

The recoverability of the website costs is dependent upon the realization of sufficient future revenues from these products.

SOFTWARE DEVELOPMENT COSTS

Software development costs incurred subsequent to establishing technological feasibility are capitalized. Capitalized costs are amortized using the straight-line method over three years. Capitalization ceases and amortization commences on the date that the software is available for general release. The software development costs balance in the balance sheet is reported at the lower of unamortized cost or net realizable value.

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



2.  ACCOUNTING POLICIES (cont'd.)

FOREIGN CURRENCY TRANSLATION

All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rates of exchange. Exchange gains or losses are included in the statements of loss and deficit.

The financial statements of all subsidiaries expressed in currencies other than the United States dollar are translated. All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the year. Translation adjustments are reflected as a separate component of shareholders' equity.

LEASES

Leases which transfer substantially all of the benefits and risks of ownership are recorded as the acquisition of assets and incurrence of obligations. Under this method of accounting, both assets and obligations, including interest thereon, are amortized over the life of the lease.

ADVERTISING

The Company expenses the costs of advertising as incurred.

NET EARNINGS AND DIVIDENDS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") regarding the determination and disclosure of earnings per share for the purpose of preparing its financial statements. The calculations of net earnings and dividends per common share are based upon the weighted average number of common shares of the Company outstanding during each period. No dilutive potential common share is included in the computation of the diluted per-share amount because the inclusion will result in an antidilutive per-share amount due to the Company's loss from operations.

The adoption of FAS 128 has no impact on previously reported information.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25 in accounting for stock based awards and consequently has not recognized compensation expense for these awards made during the year.

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



2.  ACCOUNTING POLICIES (cont'd.)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results may differ from those estimates.


3.  CAPITAL ASSETS

Property and equipment are recorded at cost and comprise:




                                                          ACCUMULATED     NET BOOK
                                                COST      DEPRECIATION     VALUE
                                                  $             $            $
--------------------------------------------------------------------------------------
APRIL 30, 1998
Computer hardware and equipment                 975,172       466,539      508,633
Computer hardware under capital leases          517,691       183,907      333,784
Automobiles under capital leases                 79,024        19,702       59,322
Leasehold improvements                          246,377        63,248      183,129
Furniture and fixtures                           88,152        31,821       56,331
Computer software                                66,614        17,302       49,312
--------------------------------------------------------------------------------------
                                              1,973,030       782,519    1,190,511
--------------------------------------------------------------------------------------

APRIL 30, 1997
Computer hardware and equipment                 607,755       202,718      405,037
Computer hardware under capital leases          208,826        62,821      146,005
Automobiles under capital leases                152,455        19,057      133,398
Leasehold improvements                           81,049        12,976       68,073
Furniture and fixtures                           37,257        10,919       26,338
Computer software                                16,796         3,400       13,396
--------------------------------------------------------------------------------------
                                              1,104,138       311,891      792,247
--------------------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



4.  DEFERRED WEBSITE COSTS

Website costs are recorded at cost less accumulated amortization and comprise:



                                                  1998              1997
                                                    $                 $
-----------------------------------------------------------------------------

Net balance, beginning of period                  189,053            35,338
Costs capitalized during the period               393,585           354,547
Current period amortization                      (326,754)         (200,832)
-----------------------------------------------------------------------------
Net balance, end of period                        255,884           189,053
-----------------------------------------------------------------------------

5.  SOFTWARE DEVELOPMENT COSTS

Software development costs are recorded at cost less accumulated amortization and comprise:

                                                  1998              1997
                                                    $                 $
-----------------------------------------------------------------------------

Net balance, beginning of period                        -                 -
Costs capitalized during the period               492,463                 -
Current period amortization                       (26,704)                -
-----------------------------------------------------------------------------
Net balance, end of period                        465,759                 -
-----------------------------------------------------------------------------

6.  SECURITY DEPOSITS

The Company has obtained merchant accounts with two banks in the United States for credit card processing. Under the conditions of the merchant agreement, the Company is required to provide the banks with security deposits. The deposits will be held until the merchant accounts are cancelled. The aggregate balance of the security deposits held by these two banks amounted to $104,762 at April 30, 1998. Under a similar arrangement with a Canadian bank, a term deposit for $27,952 is held to collateralize a merchant account in Canada. There are also three deposits totaling $62,893 for equipment leases [note 11]. The security deposits are non-interest bearing.

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998




7.  BANK INDEBTEDNESS

Starnet Canada has arranged a $100,000 operating line of credit, bearing interest at 8.5%, and a demand instalment loan, at the Canadian prime rate (6.5%), with its bank for $388,100, of which $366,217 is currently outstanding. The facilities are fully collateralized by cash equivalents of the Company of $500,000 and personal guarantees of key directors and employees. This restricted cash is invested in a United States dollar money market fund with the same bank.


8.  INCOME TAXES

(a) Prior to 1998, all of the Company's operations were located in Canada. The income tax provision differs from the amount that would be computed by applying the combined federal and provincial income tax rate of 45.62% to the loss before taxes as follows:


                                                  1998              1997
                                                    $                 $
-----------------------------------------------------------------------------

Provision based on loss before income
 taxes                                           (451,402)          (18,176)
Increase (decrease) in tax provision
 resulting from:
  Expenses not deductible for income
   tax purposes                                    89,300            29,242
  Benefit of U.S. tax loss not currently
   recognized                                     129,460            27,372
  Amortization of permanent differences
   on capital assets                                3,375             4,433
  Other                                             8,701            11,000
  Effect of difference in rate between
   Canada and Antigua                             208,025                 -
  Tax arising on software transfer                 70,294                 -
  Recognition of operating loss
   carryforward                                    (9,275)                -
-----------------------------------------------------------------------------
                                                   48,478            53,871
-----------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



8.  INCOME TAXES (cont'd.)

(b) Deferred income taxes arise from timing differences in the recognition of income and expenses for financial reporting and tax purposes. The sources of timing differences in operations and the related deferred income tax amounts are as follows:

                                                  1998              1997
                                                    $                 $
-----------------------------------------------------------------------------

Property, plant and equipment                      89,317            29,397
Net operating loss and credit carryforwards       129,460            27,372
-----------------------------------------------------------------------------
                                                  218,777            56,769
Valuation allowances                             (129,460)          (27,372)
-----------------------------------------------------------------------------
Deferred tax assets                                89,317            29,397
-----------------------------------------------------------------------------
Deferred website costs                            106,136            76,231
Other                                              10,085             5,952
-----------------------------------------------------------------------------
Deferred tax liabilities                          116,221            82,183
-----------------------------------------------------------------------------
Deferred tax liability, net                        26,904            52,786
-----------------------------------------------------------------------------


9.  LOANS PAYABLE

The loans outstanding at April 30, 1997 were interest bearing at 6% per annum and were collateralized by all assets of the Company and guaranteed by key directors and employees. The principal and interest were fully repaid during the year ended April 30, 1998.

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



10.  DUE TO RELATED PARTIES

The amounts due to related parties are due to officers and directors of the Company who have an indirect ownership interest in the Company ("the Related Parties"). These amounts are non-interest bearing and are unsecured.

During the year ended, the Company was involved in the following transactions with the Related Parties:

(a)  Advances and loans of $18,763 [1997 - $94,540] were received.
(b)  Repayments of $151,368 [1997 - $150,729] were made.

These amounts arose during the period ended April 30, 1996 of the Company's operations when six individuals advanced funds and sold capital assets to the Company on credit terms to finance the development of the Company's products and operations.

As at April 30, 1998, the Company had advanced $68,123 [1997 - $75,727] to some of its employees. The advances are non-interest bearing and there are no specific repayment terms.


11.  CAPITAL LEASE OBLIGATIONS

At April 30, 1998, the Company had entered into capital leases for equipment and automobiles. The future payments for the 12 months ended April 30 are:

                                                                      $
-----------------------------------------------------------------------------

1999                                                                223,312
2000                                                                184,990
2001                                                                 99,885
2002                                                                  6,772
2003                                                                  5,759
-----------------------------------------------------------------------------
Total minimum lease payments                                        520,718
Less amounts representing interest at rates varying
 from 6% to 11%                                                     101,766
-----------------------------------------------------------------------------
Present value of minimum lease payments                             418,952
Current portion of capital lease obligations                        160,654
-----------------------------------------------------------------------------
                                                                    258,298
-----------------------------------------------------------------------------

Three of the equipment leases require the Company to pledge term deposits for $27,953, $17,470 and $17,470 respectively. The term deposits will be returned upon the expiry of the lease.

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



11.  CAPITAL LEASE OBLIGATIONS (cont'd.)

During the year ended April 30, 1998, the Company has terminated three of the automobile leases. The lessor agreed to terminate the automobile leases without penalty.

The Company has the option to acquire two leased automobiles at the end of the lease terms by paying amounts estimated at commencement of the leases to be the residual values of the vehicles at the end of the leases. As a condition of these leases the Company has guaranteed that the residual value of the two leased vehicles will be $14,193 and $22,676 at the end of the lease terms.


12.  SHARE CAPITAL

AUTHORIZED
100,000,000    Class A voting common shares, par value $0.001
50,000,000     Class B nonvoting common shares, par value $0.001
50,000,000     preferred shares, par value $0.001

(a) The Company had the following shares and warrants issued and outstanding:


                                             1998                       1997
                                   ------------------------    -----------------------
                                        #             $            #           $
--------------------------------------------------------------------------------------
Outstanding Class A shares,
  beginning of year                 20,000,000       20,000             -         -
Shares issued for cash               2,450,000    2,450,000    20,000,000    20,000
Less: share issue costs                     -       (49,000)            -         -
--------------------------------------------------------------------------------------
Outstanding Class A shares,
  end of year                       22,450,000    2,421,000    20,000,000    20,000
--------------------------------------------------------------------------------------

     On December 2, 1997, the Company completed an offering of 2,450,000 units at $1.00 per unit. Each unit consisted of one Class A voting common share and a single warrant exercisable within one year from the date of issue at $2.00. Each warrant exercised at $2.00 entitles the purchaser to one Class A voting common share and a second warrant (the "Piggyback Warrant"). Each Piggyback Warrant may be exercised, within one year of the Piggyback Warrant being issued, at $4.00. The exercising of the Piggyback Warrant entitles the purchaser to one share of common stock.

     At April 30, 1998, none of the warrants had been exercised.

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



12.  SHARE CAPITAL (cont'd.)

(b)  Stock Options

     On March 12, 1998, the Board of Directors approved a stock option plan, which authorized the issuance of 3,000,000 options to employees of the Company and its subsidiaries at an exercise price of $0.74. The options expire on January 1, 2008. No compensation expense was recorded as the options' exercise price was the same as the market price on the option grant date.

     As at April 30, 1998, 2,750,834 options had been issued to directors (250,000) and employees (2,500,834). The options for directors vest 50% after the first year and 50% after the second year. The options for employees vest on a straight-line basis over 2 years. At April 30, 1998, 3,000,000 shares were reserved for issuance pursuant to the exercise of options.

     At April 30, 1998, none of the stock options had been exercised. At April 30, 1998, 104,201 stock options are exercisable.

The Company has adopted the disclosure-only provisions of FAS 123, Accounting for "STOCK-BASED COMPENSATION". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the Company's loss and loss per share would have been increased to the proforma amounts indicated below:


                                                  1998              1997
                                                    $                 $
-----------------------------------------------------------------------------
Loss - as reported                              1,037,960            21,348
Loss - proforma                                 1,125,949                 -
Loss per share - as reported                        (0.05)            (0.00)
Loss per share - proforma                           (0.05)                -
-----------------------------------------------------------------------------

The fair value of option grant is estimated on the date of grant using the Black-Scholes option-pricing model discounted for lack of liquidity with the following weighted-average assumptions used for grants in 1998.

     Dividend yield                0%
     Expected volatility           122%
     Risk-free interest rate       5.4%
     Expected lives                2 years

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



12.  SHARE CAPITAL (cont'd.)

Options granted during the year have a weighted average fair value at the grant date of $0.47. The weighted average contractual life remaining is 8 years and 8 months.


13. PREPAID EXPENSES

Included in prepaid expenses at April 30, 1998 is a one year gaming license for World Gaming with the government of Antigua at a carrying value of $146,565. The cost of the license was $175,000. It has been accounted for as a prepaid expense and has been taken into the statement of loss and deficit starting March 1, 1998, the date the license became effective.


14.  DEPOSITS FROM CUSTOMERS

The deposits from customers are comprised of two $50,000 deposits with Softec for the sale of two license fees. The deposits are non-interest bearing and fully refundable to the customer until such time as the software is satisfactorily installed.

The remaining $90,727 represents deposits from customers from the purchase of electronic chips for the purpose of gambling. These deposits are non-interest bearing and repayable on demand.


15.  COMMITMENTS

At April 30, 1998, the Company has entered into commitments for leases for premises. The future payments for the 12 months ended April 30 are:

                                                                      $
-----------------------------------------------------------------------------

1999                                                                138,201
2000                                                                113,044
2001                                                                  3,228
-----------------------------------------------------------------------------
                                                                    254,473
-----------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



16.  BUSINESS SEGMENTS


                                     On-line
                                   Interactive                            Consolidated
                                      Media     Licensing      Gaming        Balance
                                        $           $             $             $
--------------------------------------------------------------------------------------

SALES                               3,112,813      150,000       107,512    3,370,325
--------------------------------------------------------------------------------------

Operating income                     (212,674)    (731,161)      (15,661)    (959,496)
Interest expense                                                              (22,986)
                                                                              (16,876)
--------------------------------------------------------------------------------------
                                                                             (999,358)
--------------------------------------------------------------------------------------

Prior to 1998, the Company operated in a single business line of business, on-line interactive media. Revenues for 1997 and 1996 were as disclosed in the statements of loss and deficit.

The only significant country to which on-line interactive media sales are made is the United States.


IDENTIFIABLE ASSETS


                             On-line
                           Interactive                        Elimi-      Consolidated
                              Media    Licensing   Gaming     nations       Balance
                                $          $          $          $             $
--------------------------------------------------------------------------------------
Current assets                856,296    205,529    300,952           -    1,362,777
Capital assets              1,140,449          -     50,062           -    1,190,511
Deferred website costs        255,884          -          -           -      255,884
Software development costs          -    600,000          -    (134,241)     465,759
--------------------------------------------------------------------------------------
                            2,252,629    955,529    351,014    (284,241)   3,274,931
--------------------------------------------------------------------------------------

The on-line interactive media assets are domiciled in Canada. The licensing and gaming assets are domiciled in Antigua.

STARNET COMMUNICATIONS INTERNATIONAL INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN UNITED STATES DOLLARS)

April 30, 1998



17.  SUBSEQUENT EVENTS

Subsequent to the year end, the Company has completed the installation of 4 licensing agreements which has resulted in another $350,000 of installation fees having been received.


18.  COMPARATIVE FIGURES

Certain amounts for 1997 and 1996 have been reclassified to conform with the current year's presentation.


19.  YEAR 2000 ISSUE (unaudited)

Like other companies, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems it uses and those used by the Company's suppliers do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 issue". Management is assessing its computer systems and the systems compliance issues of the Company's suppliers.

Based on the information available to management, the Company's suppliers are taking steps that they believe are reasonably designed to address the Year 2000 issue with respect to the computer systems. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of timely completion of all necessary procedures could have a material adverse effect on the Company's operations. Management will continue to monitor the status of and its exposure to this issue. For the year ended April 30, 1998, the Company incurred no Year 2000 related costs and does not expect to incur significant Year 2000 costs.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   Starnet Communications International Inc.


By   /s/ MARK DOHLEN
     ---------------------------------
     Mark Dohlen  Chief Executive Officer
     Date  July 31, 1998
     ____________________________________________________________________

(Registrant)   Starnet Communications International Inc.


By   /s/ JOHN CARLEY
     ---------------------------------
     John Carley  CFO, Principal Accounting Officer
     Date  July 31, 1998
     ____________________________________________________________________


In accordance with the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)   Starnet Communications International Inc.


By   /s/ MARK DOHLEN
     ---------------------------------
     Mark Dohlen  CEO, Director
     Date  July 31, 1998
     ____________________________________________________________________

(Registrant)   Starnet Communications International Inc.


By   /s/ JOHN CARLEY
     ---------------------------------
     John Carley  CFO, Chairman of the Board
     Date  July 31, 1998
     ____________________________________________________________________