Form 10KSB/A
period 1998-04-30
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1998-08-11
CIK 1039578

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-KSB/A


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



By   /s/ PAUL GILES
     ---------------------------------
     Paul Giles, Director
     Date  July 31, 1998
     ____________________________________________________________________



By   /s/ CHRISTOPHER H. ZACHARIAS
     ---------------------------------
     Christopher H. Zacharias, Corporate Secretary, Corporate Counsel, Director Date July 31, 1998
     ____________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant) Starnet Communications International Inc.



By   /s/ CHRISTOPHER H. ZACHARIAS
     -------------------------------------
     Christopher H. Zacharias, Corporate Secretary, Corporate Counsel, Director
     Date: August 11, 1998
     ____________________________________________________________________