Form 10QSB
period 1998-07-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1998-09-14
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended:   July 31, 1998

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
          Yes   X            No
             -------           -------

As of July 31, 1998, the registrant had 22,450,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);
Yes            No    X
   -------        -------

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

Part I   Financial Information
------------------------------

Item 1   Financial Statements:

STARNET COMMUNICATIONS INTERNATIONAL INC.
(FORMERLY GELATO BRATS INC. AND
CREATIVE SPORTS MARKETING INC.)

---------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.

     CONSOLIDATED STATEMENT OF CASH FLOWS
               (UNAUDITED)

-----------------------------------------------------------------------------

FOR THREE MONTHS ENDED                       July 31, 1998    July 31, 1997
                                                   $                $
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period                  102,516           (98,491)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                    167,348            94,344
  Amortization of deferred website costs          131,871           105,325
  Amortization of software development
   costs                                           40,056               -
  Gain on termination of capital lease                -              (2,191)
  Deferred income tax                                 -               4,452
  Foreign exchange                                 63,438            (6,569)
  Changes in non-cash working capital
  balances:
  Decrease (Increase) in accounts
  receivable                                     (197,237)           77,086
  Decrease (Increase) in prepaid expenses            (689)          (76,503)
  Increase (decrease) in accounts payable
  and accrued liabilities                          89,606           (31,392)
  Increase (decrease) in deferred revenue         (14,570)           40,860
  Increase (decrease) in deposit from
  customers                                       309,040               -
-----------------------------------------------------------------------------
  Total adjustment                                588,863           205,412
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                             691,379           106,921
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                        (98,882)         (117,824)
Deferred website costs                           (168,598)         (122,041)
Software development costs                        (82,391)          (27,095)
Security deposits                                 (37,878)              -
-----------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES          (387,749)         (266,960)
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in bank indebtedness          (12,128)              -
Proceeds from loan                                    -             326,200
Repayment of loan                                     -            (102,663)
Advance from (repayments to) related parties          -             (14,832)
Principal repayments under capital
 lease obligation                                 (57,824)          (28,376)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             (69,952)          180,329
-----------------------------------------------------------------------------

NET INCREASE IN CASH DURING THE PERIOD            233,678            20,290
-----------------------------------------------------------------------------
Cash, beginning of period                         140,462            27,545
-----------------------------------------------------------------------------
CASH, END OF PERIOD                               374,140            47,835
-----------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      25,243            10,934
Income tax paid                                       -                 -
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.

     CONSOLIDATED BALANCE SHEET
             (UNAUDITED)

-----------------------------------------------------------------------------

                                             July 31, 1998   April 30, 1998
                                                   $                $
-----------------------------------------------------------------------------

ASSETS
CURRENT
Cash & cash equivalents                           374,140           140,462
Restricted cash                                   500,000           500,000
Accounts receivable                               461,400           264,163
Prepaid expenses                                  263,234           262,545
Security Deposit                                  233,485           195,607
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                            1,832,259         1,362,777
-----------------------------------------------------------------------------
Capital assets (net)                            1,122,045         1,190,511
Deferred website costs                            292,611           255,884
Deferred software development costs               508,094           465,759
-----------------------------------------------------------------------------
                                                3,755,009         3,274,931
-----------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank Indebtedness                                 454,089           466,217
Accounts payable & accrued liabilities            609,637           520,031
Income taxes payable                               74,360            74,360
Deposits from customers                           499,767           190,727
Deferred revenue                                  265,278           279,848
Current portion of captial lease obligations      157,844           160,654
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       2,060,975         1,691,837
-----------------------------------------------------------------------------
Non-current portion of capital lease
  obligations                                     203,284           258,298
Deferred income tax                                26,904            26,904
-----------------------------------------------------------------------------
TOTAL LIABILITIES                               2,291,163         1,977,039
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                   2,421,000         2,421,000
Deficit                                        (1,055,355)       (1,157,871)
Cumulative translation adjustment                  98,201            34,763
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)            1,463,846         1,297,892
-----------------------------------------------------------------------------
                                                3,755,009         3,274,931
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
STARNET COMMUNICATIONS INTERNATIONAL INC.

CONSOLIDATED STATEMENT OF INCOME AND EARNINGS
            (UNAUDITED)

-----------------------------------------------------------------------------

                                                 For three months ended
                                             July 31, 1998    July 31, 1997

-----------------------------------------------------------------------------

REVENUE
Sales                                           1,537,259           709,337
Cost of sales                                     575,040           325,379
-----------------------------------------------------------------------------
GROSS MARGIN                                      962,219           383,958
-----------------------------------------------------------------------------

EXPENSES
Selling, general and administrative
  expenses                                        839,450           466,808
-----------------------------------------------------------------------------
                                                  839,450           466,808
-----------------------------------------------------------------------------
Net income (loss) from operations for
  the period                                      122,769           (82,850)
-----------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Gain (Loss) on termination of capital lease           -               2,191
Interest income (expense)                         (20,253)          (13,380)
-----------------------------------------------------------------------------
Net income (loss) before income taxes             102,516           (94,039)
------------------------------------------------------------------------------
Income tax expense:
   - current                                          -                 -
   - deferred                                         -               4,452
-----------------------------------------------------------------------------
Income taxes                                          -               4,452
-----------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD                  102,516           (98,491)

Deficit, beginning of period                   (1,157,871)         (119,911)
-----------------------------------------------------------------------------
DEFICIT, END OF PERIOD                         (1,055,355)         (218,402)
-----------------------------------------------------------------------------

PER COMMON SHARE
Net income (loss) for the period                     0.00             (0.00)
Dividends                                             -                 -
Weighted average number of common
  shares outstanding                           22,450,000        20,000,000
-----------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997

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

(B)  SOFTWARE REVENUE RECOGNITION

Statement of Position (SOP) 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Revenue generated from software licensing in this reporting period is recognized in accordance with SOP 97-2.

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

The following tables set forth statements of operations data for the three months ended July 31, 1998 and 1997 and balance sheet data as at July 31, 1998 and April 30, 1998.

A.  Statement of Operations Data
--------------------------------

For the three months ended July 31, 1998 and 1997
-------------------------------------------------

                                                 For three months ended
                                             July 31, 1998     July 31, 1997
                                             -------------     -------------

Net Sales                                       1,537,259           709,337
Gross Margin                                      962,219           383,958
Selling, General & Administrative Exp.            839,450           466,808
Operating Income (Loss)                           122,769           (82,850)
Net Income (Loss)                                 102,516           (98,491)

B.  Balance Sheet Data
----------------------

                                              At July 31,      At April 30,
                                                 1998             1998
                                              -----------      ------------

Working Capital (Deficiency)                     (228,716)         (329,060)
Total Assets                                    3,755,009         3,274,931
Long Term Debt                                    203,284           258,298
Stockholders' Equity (Deficit)                  1,463,846         1,297,892
Accumulated Earnings (Deficit)                 (1,055,355)       (1,157,871)

The Company's revenues increased 116.7% to $1,537,259 for the three months ended July 31, 1998 compared to $709,337 for the prior year quarter. The growth is primarily due to additional revenues generated from the licensing and gaming operations and increased subscription revenue from the Company's Internet web sites. Revenues from licensing, which is expected to become a major income source, account for more than 30% of total revenue for the quarter ended July 30, 1998. Along with the growth in sales, gross margin increased to $962,219 for the three months ended July 31, 1998 from $383,958 for the year ended July 31, 1997. Gross margin was increased from 54.1% for the quarter ended July 31, 1997 to 62.6% for the quarter ended July 31, 1998 due to the relatively higher gross margin of the gaming operations and efficiencies gained from having a larger number of membership.

Operating expenses increased by 79.8% to $839,451 (54.6% of sales) for the three months ended July 31, 1998 from $466,808 (65.8% of sales) for the prior year quarter. The decease in these expenses from 65.8% to 54.6% was the result of efficiencies gained as the Company handled a greater level of activity.

Interest expense increased to $20,253 for the three months ended July 31, 1998 from $13,380 for the prior year quarter. The increase was mainly resulted from interest cost due to bank borrowing and additional equipment leases obtained.

Net income from operations for the three months ended July 31, 1998 was $122,769 compared to net operating loss of $82,850 for the prior year quarter. The income for the quarter ended July 31, 1998 was the result of increase in revenues from software licensing and gaming operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 1998, the Company had $374,140 in cash and cash equivalents compared to $140,462 at April 30, 1998. The Company has pledged cash equivalents of $500,000 to its bank to secure the banking facilities.

Net cash from operations for the three months ended July 31, 1998 increased to $691,379 from $106,921 for the three months ended July 31, 1997. The increase in cashflow from operations is mainly due to increase in revenues and customers' deposit received by the Company.

Net cash used for investing activities for the three months ended July 31, 1998 was $387,749 compared to $266,960 for the three months ended July 31, 1997. The increase was resulted from higher level of investment in security deposit and software development costs.

Net cash provided by (used in) financing activities for the three months ended July 31, 1998 was ($69,952) compared to $180,329 for the three months ended July 31, 1997. The increase is resulted from reduction in borrowings due to improvement in cash position.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.

     Part II   Other Information
     ---------------------------

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit No.    Description
          -----------    -----------
               27        Financial Data Schedule

     (b)  Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1998.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date:  September 14, 1998     /s/ CHRISTOPHER H. ZACHARIAS
                              -----------------------------------
                              Christopher H. Zacharias
                              Corporate Counsel, and
                              Corporate Secretary


Date:  September 14, 1998     /s/ JOHN CARLEY
                              -----------------------------------
                              John Carley
                              Chief Financial Officer