Form 10QSB
period 1998-10-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1998-12-15
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended:   October 31, 1998

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

As of October 31, 1998, the registrant had 22,450,000 shares of Common Stock outstanding.

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

FOR SIX MONTHS ENDED                          Oct 31, 1998      Oct 31, 1997
                                                    $                 $
-----------------------------------------------------------------------------
Cash flows from operating activities
Net income (loss) for the period                  350,263          (328,178)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                    332,486           205,058
  Amortization of deferred web site costs         244,711           157,315
  Amortization of software development costs       80,112                 -
  Gain on disposal of fixed assets                 (4,668)           (2,191)
  Deferred income taxes                                  -            4,452
  Foreign exchange                                 80,069           (10,299)
  Changes in current assets and liabilities
  Decrease (Increase) in accounts receivable     (468,727)           56,829
  Decrease (Increase) in prepaid expenses          76,302          (203,772)
  Increase (decrease) in accounts payable
  and accrued liabilities                         101,161           (48,741)
  Increase (decrease) in deposits from
  customers                                       204,212                 -
  Increase (decrease) in deferred revenue          17,859            38,289
  Decrease (Increase) in income tax payable       (74,360)                -
-----------------------------------------------------------------------------
  Total adjustments                               589,158           196,940
-----------------------------------------------------------------------------
Net cash provided (used in) by operating
 activities                                       939,421          (131,238)
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                       (177,396)         (291,313)
Deferred web site costs                          (299,137)         (184,667)
Software development costs                       (247,587)          (93,611)
Security deposits                                 (36,388)                -
-----------------------------------------------------------------------------
Net cash (used in) investing activities          (760,507)         (569,591)
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank indebtedness                      (7,317)                -
Proceeds from loan                                 72,780         1,661,777
Advance from (repayments to) related parties            -          (132,605)
Principal repayments under capital lease
obligations                                      (111,710)          (60,328)
-----------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                       (46,247)        1,468,844
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Net increase in cash during the period            132,666           768,015
Cash, beginning of period                         140,462            27,545
-----------------------------------------------------------------------------
Cash, end of period                               273,128           795,560
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Supplemental cash flow information
Interest paid                                      48,834            28,996
Income tax paid                                         -                 -
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
STARNET COMMUNICATIONS  INTERNATIONAL INC.

Consolidated Statement of Income and Earnings
               (Unaudited)

---------------------------------------------------------------------------------------
                                    For three months ended     For six months ended
                                  Oct 31, 1998 Oct 31, 1997  Oct 31, 1998 Oct 31, 1997
---------------------------------------------------------------------------------------
REVENUE
Sales                               1,781,357     720,732    3,318,616    1,430,069
Cost of sales                         565,437     326,057    1,140,477      651,436
---------------------------------------------------------------------------------------
GROSS MARGIN                        1,215,920     394,675    2,178,139      778,633
---------------------------------------------------------------------------------------

EXPENSES
Operating expenses                  1,029,194     608,746    1,868,644    1,075,554
---------------------------------------------------------------------------------------
                                    1,029,194     608,746    1,868,644    1,075,554
---------------------------------------------------------------------------------------
Net income (loss) from operations for
  the period                          186,726    (214,071)     309,495     (296,921)
---------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Gain (Loss) on termination of capital
  lease                                 4,668         -          4,668        2,191
Interest income (expense)             (18,007)    (15,616)     (38,260)     (28,996)
---------------------------------------------------------------------------------------
Net loss before income taxes          (13,339)    (15,616)     (33,592)     (26,805)
---------------------------------------------------------------------------------------
Income tax expense:
   - current                          (74,360)        -        (74,360)           0
   - deferred                             -           -              0        4,452
---------------------------------------------------------------------------------------
Income taxes                          (74,360)          0      (74,360)       4,452
---------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD      247,747    (229,687)     350,263     (328,178)

RETAINED EARNINGS (DEFICIT),
  BEGINNING OF PERIOD              (1,055,355)   (218,402)  (1,157,871)    (119,911)
---------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END
  OF PERIOD                          (807,608)   (448,089)    (807,608)    (448,089)
---------------------------------------------------------------------------------------

PER COMMON SHARE
Net income (loss) for the period         0.01       (0.01)        0.01        (0.02)
Dividends
Weighted average number of common
  shares outstanding               22,450,000  20,000,000   22,450,000   20,000,000
---------------------------------------------------------------------------------------

-----------------------------------------------------------------------------
STARNET COMMUNICATIONS  INTERNATIONAL INC.

     Consolidated Balance Sheet
            (Unaudited)

-----------------------------------------------------------------------------

                                              Oct 31, 1998     April 30, 1998
                                                    $                 $
-----------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                         273,128           140,462
Restricted cash                                   500,000           500,000
Accounts receivable                               732,890           264,163
Prepaid expenses                                  186,243           262,545
Security deposits                                 231,995           195,607
-----------------------------------------------------------------------------
Total current assets                            1,924,256         1,362,777
-----------------------------------------------------------------------------
Capital assets (net)                            1,040,090         1,190,511
Deferred website costs                            310,309           255,884
Software development costs                        633,234           465,759
-----------------------------------------------------------------------------
                                                3,907,889         3,274,931
-----------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank indebtedness                                 458,900           466,217
Accounts payable & accrued liabilities            621,192           520,031
Income taxes payable                                  -              74,360
Deposits from customers                           394,939           190,727
Loan payable                                       72,780               -
Deferred revenue                                  297,707           279,848
Current portion of capital lease obligations      140,572           160,654
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       1,986,090         1,691,837
-----------------------------------------------------------------------------
Non-current portion of capital lease
  obligations                                     166,670           258,298
Deferred income taxes                              26,904            26,904
-----------------------------------------------------------------------------
TOTAL LIABILITIES                               2,179,664         1,977,039
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                   2,421,000         2,421,000
Deficit                                          (807,608)       (1,157,871)
Cumulative translation adjustment                 114,832            34,763
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      1,728,224         1,297,892
-----------------------------------------------------------------------------
                                                3,907,889         3,274,931
-----------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997

(A)  BASIS OF PRESENTATION

The consolidated financial statements included herein are unaudited, but in the opinion of management, reflects all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim period. The interim results of operations and cash flows are not necessarily indicative of such results and cash flows for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes included in the Company's Form 10KSB.

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

Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

Until the end of fiscal 1998, the Company derived its revenues principally from its Internet web sites namely Sizzle and Chisel. Through substantial research in the past two years, the Company has identified the opportunity of offering gaming services over the Internet and has successfully launched its gaming products in March 1998. The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc, in Antigua. Softec System Caribbean Inc., the Company's other Antigua subsidiary, licenses its gaming product to third parties for a set up fee and monthly royalty. Since the beginning of fiscal 1999, revenues from all components of the gaming business, which include licensing, casino operations and financial transactions processing, has undergone a tremendous growth. For the three months ended October 31, 1998, revenues generated from the gaming business reached $991,098 and accounted for 55.6% of the total revenues.

The following tables set forth statements of operations data for the three months ended October 31, 1998 and 1997, six months ended October 31, 1998 and 1997 and balance sheet data as at October 31, 1998 and April 30, 1998.

A.  Statement of Operations Data
--------------------------------

For the three months ended October 31, 1998 and 1997
----------------------------------------------------

                                             For the three months ended
                                              October 31,    October 31,
                                                 1998           1997
                                              ----------     ----------

Net Sales                                      1,781,357        720,732
Gross Margin                                   1,215,920        394,675
Operating expenses                             1,029,194        608,746
Operating Income (Loss)                          186,726       (214,071)
Net Income (Loss)                                247,747       (229,687)


For the six months ended October 31, 1998 and 1997
--------------------------------------------------

                                               For the six months ended
                                              October 31,    October 31,
                                                 1998           1997
                                              ----------     ----------

Net Sales                                      3,318,616      1,430,069
Gross Margin                                   2,178,139        778,633
Operating expenses                             1,868,644      1,075,554
Operating Income (Loss)                          309,495       (296,921)
Net Income (Loss)                                350,263       (328,178)


B. Balance Sheet Data
---------------------

                                            At October 31,  At April 30,
                                                 1998           1998
                                              ----------     ----------

Working Capital (Deficiency)                     (61,834)      (329,060)
Total Assets                                   3,907,889      3,274,931
Long Term Debt                                   166,670        258,298
Stockholders' Equity                           1,728,224      1,297,892
Accumulated Earnings (Deficit)                  (807,608)    (1,157,871)


The Company's revenues increased 132% to $3,318,616 for the six months ended October 31, 1998 compared to $1,430,069 for the six months ended October 31, 1997. Revenues for the quarter ended October 31, 1998 amounted to $1,781,357 which represents a growth of 15.9% compared to the previous quarter and 147.2% compared to the prior year quarter. The growth is primarily due to additional revenues generated from licensing, gaming operations and financial transactions processing for licensees. Revenues from licensing, which is becoming a major income source, account for 41% and 36% of the total revenues for the three months and six months ended October 31, 1998 respectively. At October 31, 1998, nine licensees are in operations and are generating over 1 million dollars a month in total revenues.

Along with the growth in sales, gross margin increased to $1,215,920 for the quarter ended October 31, 1998 from $394,675 for the prior year quarter. Gross margin increased from 54.8% for the quarter ended October 31, 1997 to 68.3% for the quarter ended October 31, 1998 due to the relatively higher gross margin of the gaming operations and efficiencies gained from increased number of licensees.

Operating expenses increased by 69.1% to $1,029,194 (57.8% of sales) for the three months ended October 31, 1998 from $608,746 (84.5% of sales) for the prior year quarter. The decrease in these expenses from 84.5% to 57.8% was the result of efficiencies gained as the Company handled a greater level of activity.

Interest expense increased to $38,260 for the six months ended October 31, 1998 from $28,996 for the six months ended October 31, 1997. The increase was mainly a result of interest costs due to bank borrowing and additional capital leases obtained.

Net income from operations for the three months ended October 31, 1998 was $186,726 compared to operating profit of $122,769 for the previous quarter and operating loss of $214,071 for the prior year quarter. The continuous growth was mainly the result of increase in revenues from software licensing. The Company expects revenues from licensing continue to grow as more licensees commence operations and revenues from their casino operations increase.

Provision for income tax for the year ended April 30, 1998 was reversed following the filing of Starnet Communications Canada Inc. tax return. As a result, income tax recovery of $74,360 was recorded for the quarter ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of October 31, 1998, the Company had $273,128 in cash and cash equivalents compared to $140,462 at April 30, 1998. The Company has pledged cash equivalents of $500,000 to its bank to secure the banking facilities.

Net cash generated from (used for) operations for the six months ended October 31, 1998 increased to $939,421 from ($131,238) for the six months ended October 31, 1997. The increase in cash flow from operations was mainly due to increase in revenues and customers' deposits received by the Company.

Net cash used for investing activities for the six months ended October 31, 1998 was $760,507 compared to $569,591 for the six months ended October 31, 1997. The increase was a result of a higher level of investment in software and web site development.

Net cash provided by (used in) financing activities for the six months ended October 31, 1998 was ($46,247) compared to $1,468,844 for the six months ended October 31, 1997. The decrease was a result of the loans obtained for the six months ended October 31, 1997 and higher principal repayments under the capital leases.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.


     Part II - Other Information
     ---------------------------

Item 5 - Other Information

YEAR 2000 RISKS.

Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. The interactions between various software and hardware platforms often rely upon the date coding system. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly after the turn of the century. The Company, its customers, and suppliers are reliant on computers and related automated systems for daily business operations. Failure to achieve at least a minimum level of Year 2000 systems compliance by both the company and its suppliers could have a material adverse effect on the Company.

The Company has begun the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties that provide the Company with goods or services. Three categories or general areas have been identified for review and analysis:

     1. Systems providing customers services. These include hardware and software systems that are used to provide services to the Company's customers in the form of Internet connectivity, e-mail servers, authentication servers, gaming servers, database servers, etc. Hardware in the form of routers and switches are also included in this area.

     2. Third party vendors providing critical services including circuits, hardware, long distance Internet connectivity and related products. These include telco providers, suppliers of routers, modems, switches, odds feeds, etceteras.
     3. Critical internal systems that support the Company's administrative systems for billing and collecting, general accounting systems, computer networks, and communication systems.

The Company is in the planning and initial study phase of Year 2000 compliance review and testing. In regards to Item (1) listed above, systems providing customers services, the Company's critical existing systems are no more than two and one-half years old and it is anticipated that many of these systems will not have significant Year 2000 problems. These systems are in the process of being inventoried and a systems testing schedule is being developed. Many of the critical systems have been migrated to new hardware and software platforms to increase reliability and capacities. All newly acquired hardware systems, operating systems, and software are required to have vendor certification for Year 2000 compliance.

In regard to Item (2) above - third party products and services - the Company's significant vendors are large public companies such as Sun Microsystems, Microsoft, Oracle, Silicon Graphics Cisco, Lucent Technologies, etceteras. These companies are all under SEC mandates to report their compliance in all publicly filed documents. The Company will initiate a compliance review program with these vendors during the first quarter of 1999 and will continue to track progress of all critical vendors for compliance.

Item (3) above, critical internal systems, relates to internal systems for company administrative and communications requirements. The Company is in the process of implementing new billing and billing presentment systems during the first half of 1999. These systems are proprietary to the company and are required to be Year 2000 compliant. Additionally, the Company will test these systems for compliance during the implementation processes. Internal computer networks and communications systems will be tested in the first quarter of 1999 for compliance.

The costs to address the Year 2000 compliance issues have not been determined at this time. Based on growth the Company plans to implement new hardware platforms and software systems that should be Year 2000 compliant and therefore costs specifically allocated to Year 2000 compliance may not be significant. Systems testing and compliance reviews with third party services providers will incur manpower and consultant costs. The nature of the Company's business makes it dependent on computer hardware, software, and operating systems that are susceptible to Year 2000 issues. Failure to attain at least minimum levels of Year 2000 compliance would have a material adverse effect on the Company's ability to deliver services.

The Company has not developed a contingency plan for dealing with Year 2000 risks at this time.


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


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date:  December 13, 1998      /s/ CHRISTOPHER H. ZACHARIAS
                              -------------------------------
                              Christopher H. Zacharias
                              Corporate Counsel, and
                              Corporate Secretary


Date:  December 13, 1998      /s/ JOHN CARLEY
                              -------------------------------
                              John Carley
                              Chief Financial Officer