Form 10QSB
period 1999-01-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1999-03-11
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
        For the quarterly period ended:   January 31, 1999

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

As of January 31, 1999, the registrant had 23,969,829 shares of Common Stock outstanding.

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

---------------------------------------------------------------------------------------
                                    For three months ended      For nine months ended
                                  Jan 31, 1999  Jan 31, 1998  Jan 31, 1999 Jan 31, 1998
---------------------------------------------------------------------------------------
REVENUE
Sales                               2,665,559     812,177    5,984,175    2,242,246
Cost of sales                         643,971     329,551    1,784,448      980,987
---------------------------------------------------------------------------------------
GROSS MARGIN                        2,021,588     482,626    4,199,727    1,261,259
---------------------------------------------------------------------------------------

EXPENSES
Operating expenses                  1,116,606   1,036,257    2,985,250    2,111,811
---------------------------------------------------------------------------------------
                                    1,116,606   1,036,257    2,985,250    2,111,811
---------------------------------------------------------------------------------------
Net income (loss) from operations
 for the period                       904,982    (553,631)   1,214,477     (850,552)
---------------------------------------------------------------------------------------
OTHER INCOME (EXPENSES)
Gain (Loss) on termination of capital
  lease                                     -           -        4,668        2,191
Interest income (expense)             (16,561)    (15,625)     (54,821)     (44,621)
---------------------------------------------------------------------------------------
                                      (16,561)    (15,625)     (50,153)     (42,430)
---------------------------------------------------------------------------------------
Net income (loss) before income
   taxes                              888,421    (569,256)   1,164,324     (892,982)
---------------------------------------------------------------------------------------
Income tax expense (recovery):
   - current                                -           -      (74,360)           -
   - deferred                               -           -            -        4,452
---------------------------------------------------------------------------------------
Income taxes                                -           -      (74,360)       4,452
---------------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE PERIOD      888,421    (569,256)   1,238,684     (897,434)

Retained earnings (deficit),
 beginning of period                 (807,608)   (448,089)  (1,157,871)    (119,911)
---------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END
  OF PERIOD                            80,813  (1,017,345)      80,813   (1,017,345)
---------------------------------------------------------------------------------------

EARNINGS PER SHARE
 - Basic                                 0.04       (0.03)        0.06        (0.04)
 - Diluted                               0.04       (0.03)        0.05        (0.04)


WEIGHTED AVERAGE NUMBER OF SHARES
 - Basic                           22,523,300  21,615,385   22,474,433   20,534,545
 - Diluted                         24,379,118  21,615,385   23,093,039   20,534,545
---------------------------------------------------------------------------------------

               STARNET COMMUNICATIONS  INTERNATIONAL INC.

                       Consolidated Balance Sheet
                               (Unaudited)

------------------------------------------------------------------------------

                                              Jan. 31, 1999     April 30, 1998
                                                    $                 $
------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                         860,372           140,462
Restricted cash                                       -             500,000
Accounts receivable                             1,816,494           264,163
Prepaid expenses                                  212,371           262,545
Security deposits                                 233,428           195,607
------------------------------------------------------------------------------
Total current assets                            3,122,665         1,362,777
------------------------------------------------------------------------------
Capital assets (net)                              988,780         1,190,511
Deferred website costs                            274,638           255,884
Software development costs                        679,855           465,759
------------------------------------------------------------------------------
                                                5,065,938         3,274,931
------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Bank indebtedness                                     -             466,217
Accounts payable & accrued liabilities            730,663           520,031
Income taxes payable                                  -              74,360
Deposits from customers                           487,670           190,727
Loan payable                                      207,031               -
Deferred revenue                                  319,748           279,848
Current portion of capital lease obligations      148,122           160,654
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       1,893,234         1,691,837
------------------------------------------------------------------------------
Non-current portion of capital lease
  obligations                                     126,082           258,298
Deferred income taxes                              26,904            26,904
------------------------------------------------------------------------------
TOTAL LIABILITIES                               2,046,220         1,977,039
------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                   2,831,499         2,421,000
Retained Earnings (Deficit)                        80,813        (1,157,871)
Cumulative translation adjustment                 107,406            34,763
------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      3,019,718         1,297,892
------------------------------------------------------------------------------
                                                5,065,938         3,274,931
------------------------------------------------------------------------------

                STARNET COMMUNICATIONS INTERNATIONAL INC.

                  Consolidated Statement of Cash Flows
                               (Unaudited)

-----------------------------------------------------------------------------

FOR NINE MONTHS ENDED                         Jan. 31, 1999     Jan. 31, 1998
                                                    $                 $
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period                1,238,684          (897,434)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                    513,507           343,203
  Amortization of deferred web site costs         304,182           244,133
  Amortization of software development costs      120,168                 -
  Gain on disposal of fixed assets                 (4,668)           (2,191)
  Deferred income taxes                                 -             4,452
  Foreign exchange                                 72,643             5,446
  Changes in current assets and liabilities
  Decrease (Increase) in accounts receivable   (1,552,331)          (29,762)
  Decrease (Increase) in prepaid expenses          50,174          (205,149)
  Increase (decrease) in accounts payable
  and accrued liabilities                         210,632            (7,423)
  Increase (decrease) in deposits from
  customers                                       296,943            57,920
  Increase (decrease) in deferred revenue          39,900            35,402
  Decrease (Increase) in income tax payable       (74,360)                -
-----------------------------------------------------------------------------
  Total adjustments                               (23,210)          446,031
-----------------------------------------------------------------------------
Net cash provided by operating activities       1,215,474          (451,403)
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in notes receivable                             (27,480)
Purchase of capital assets                       (319,421)         (555,557)
Deferred web site costs                          (322,936)         (293,323)
Software development costs                       (334,264)         (163,577)
Restricted cash                                   500,000          (526,340)
Security deposits                                 (37,821)                -
-----------------------------------------------------------------------------
Net cash (used in) investing activities          (514,442)       (1,566,277)
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in bank indebtedness                    (466,217)          389,669
Proceeds from loan                                207,031          (200,343)
Repayments to related parties                           -          (132,605)
Principal repayments under capital lease
obligations                                      (132,435)          (92,990)
Proceeds from issuance of common stocks           410,499         2,450,000
-----------------------------------------------------------------------------
Net cash provided by (used in) financing
 activities                                        18,878         2,413,731
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
NET INCREASE IN CASH DURING THE PERIOD            719,910           396,051
CASH, BEGINNING OF PERIOD                         140,462            27,545
-----------------------------------------------------------------------------
CASH, END OF PERIOD                               860,372           423,596
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      68,317            47,386
Income tax paid                                         -                 -
-----------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JANUARY 31, 1999 AND 1998

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


Item 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

General
-------

Until the end of fiscal 1998, the Company derived its revenues principally from its Internet web sites namely Sizzle and Chisel. Through substantial research and exploration in the past two years, the Company has identified the opportunity of offering gaming services over the Internet and has successfully launched its gaming products in March 1998. The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc, in Antigua. Softec System Caribbean Inc., another Antigua subsidiary, licenses its gaming software to third parties for a set up fee and monthly royalty. Since the beginning of fiscal 1999, revenues from all components of the gaming business, which include licensing, casino operations and financial transactions processing, have undergone a tremendous growth and have become the major source of revenues. Revenues generated from the gaming business amounted to $3,368,801 representing 56.3% of the total revenues for the nine months ended January 31, 1999 and $1,718,336 representing 64.5% of the total revenues for the three months ended January 31, 1999.

The following tables set forth statements of operations data for the three months ended January 31, 1999 and 1998, nine months ended January 31, 1999 and 1998 and balance sheet data as at January 31, 1999 and April 30, 1998.

A.  Statement of Operations Data
--------------------------------

For the three months ended January 31, 1999 and 1998

                                         For the three months ended
                                   January 31, 1999       January 31, 1998
                                   ----------------       ----------------

Net Sales                               2,665,559               812,177
Gross Margin                            2,021,588               482,626
Operating expenses                      1,116,606             1,036,257
Operating Income (Loss)                   904,982              (553,631)
Net Income (Loss)                         888,421              (569,256)

For the nine months ended January 31, 1999 and 1998
---------------------------------------------------

                                          For the nine months ended
                                   January 31, 1999       January 31, 1998
                                   ----------------       ----------------

Net Sales                               5,984,175             2,242,246
Gross Margin                            4,199,727             1,261,259
Operating expenses                      2,985,250             2,111,811
Operating Income (Loss)                 1,214,477              (850,552)
Net Income (Loss)                       1,238,684              (897,434)


B. Balance Sheet Data
---------------------

                                  At January 31, 1999     At April 30, 1998
                                  -------------------     -----------------

Working Capital (Deficiency)            1,229,431              (329,060)
Total Assets                            5,065,938             3,274,931
Long Term Debt                            126,082               258,298
Stockholders' Equity (Deficit)          3,019,718             1,297,892
Accumulated Earnings (Deficit)             80,813            (1,157,871)


The Company's revenues increased 167% to $5,984,175 for the nine months ended January 31, 1999 compared to $2,242,246 for the nine months ended January 31, 1998. Revenues for the quarter ended January 31, 1999 amounted to $2,665,559 which represents a growth of 49.6% compared to the previous quarter and 228.2% compared to the prior year quarter. The growth is primarily due to additional revenues generated from licensing, gaming operations and financial transactions processing for licensees. Revenue from software licensing, which has become a major income source, accounts for 56.3% and 45.2% of the total revenues for the three months and nine months ended January 31, 1999 respectively. The Company currently has a total of 21 licensees and at January 31, 1999, ten licensees were in operation generating aggregate monthly revenue of around 2 million dollars. The Company expects all licensees signed before January 31, 1999 to be operational within 2 months, which will bring in revenues of approximately 1 million dollars from set up fees.

Along with the growth in sales, gross margin increased to $2,021,588 for the quarter ended January 31, 1999 from $482,626 for the prior year quarter. Gross margin increased from 59.4% for the quarter ended January 31, 1998 to 75.8% for the quarter ended January 31, 1999 due to the relatively higher gross margin of the software licensing business and efficiencies gained from increased number of licensees.

Operating expenses increased by 7.8% to $1,116,606 (41.9% of sales) for the three months ended January 31, 1999 from $1,036,257 (127.6% of sales) for the prior year quarter. The decrease in these expenses from 127.6% to 41.9% was the result of substantial revenue growth following the completion of software development and efficiencies gained as the Company handled a greater level of activity.

Interest expense increased to $54,821 for the nine months ended January 31, 1999 from $44,621 for the nine months ended January 31, 1998, and to $16,561 for the quarter ended January 31, 1999 from $15,625 for the prior year quarter. The increase was mainly resulted from interest cost due to bank borrowing. As the Company chose to terminate the loan facilities with its bank in January 1999, interest cost is expected to decrease in the next quarter.

Net income from operations for the three months ended January 31, 1999 was $904,982 compared to operating profit of $186,726 for the previous quarter and operating loss of $553,631 for the prior year quarter. The continuous growth was mainly the result of increase in revenues from software licensing. The Company expects revenues from licensing continue to grow as more licensees commence operations and revenues of their casino operations increase.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At January 31, 1999, the Company had $860,372 in cash and cash equivalents compared to $140,462 at April 30, 1998. In January 1999, the Company paid off the outstanding bank loan with the restricted cash equivalent of $500,000.

Working capital at January 31, 1999 increased significantly to $1,229,431 from a deficit of $329,060 at April 30, 1998. The increase was the result of increased accounts receivable following the surge in sales.

Net cash (used for) generated from operations for the nine months ended January 31, 1999 increased to $1,215,474 from ($451,403) for the nine months ended January 31, 1998. The increase in cashflow from operations was mainly due to increase in revenues and customers' deposits received by the Company.

Net cash used for investing activities for the nine months ended January 31, 1999 was $514,442 compared to $1,566,277 for the nine months ended January 31, 1998. The decrease in cashflow used for investing activities was resulted from the release of the restricted cash.

Net cash provided by financing activities for the nine months ended January 31, 1999 was $18,878 compared to $2,413,731 for the nine months ended January 31, 1998. The decrease resulted from the voluntary termination of the bank loans and the share offering for the nine month ended January 31, 1998.

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

In regard to Item (2) above - third party products and services - the Company's significant vendors are large public companies such as Sun Microsystems, Microsoft, Oracle, Silicon Graphics Cisco, Lucent Technologies, etceteras. These companies are all under SEC mandates to report their compliance in all publicly filed documents. The Company will initiate a compliance review program with these vendors during the first full quarter of 1999 and will continue to track progress of all critical vendors for compliance.

Item (3) above, critical internal systems, relates to internal systems for company administrative and communications requirements. The Company is in the process of implementing new billing and billing presentment systems during the first half of 1999. These systems are proprietary to the company and are required to be Year 2000 compliant. Additionally, the Company will test these systems for compliance during the implementation processes. Internal computer networks and communications systems will be tested in the first full quarter of 1999 for compliance.

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

The Company has not developed a contingency plan for dealing with Year 2000 risks at this time.


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit No.         Description
          -----------         -----------
               27        Financial Data Schedule

     (b)  Reports on Form 8-K

          A Form 8-K dated December 2, 1998, was filed acknowledging the extension of the expiry date for the warrants issued under the Regulation "S" private placement that was completed December 2, 1997. The warrants were to expire on December 2, 1998, and now are set to expire on December 2, 1999.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date: March 11, 1999     /s/ CHRISTOPHER H. ZACHARIAS
                         --------------------------------------
                         Christopher H. Zacharias
                         Corporate Counsel, and
                         Corporate Secretary


Date: March 11, 1999     /s/ JOHN CARLEY
                         --------------------------------------
                         John Carley
                         Chief Financial Officer