Form 10KSB
period 1999-04-30
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1999-07-30
CIK 1039578

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                              ACT OF 1934
               FOR THE FISCAL YEAR ENDED APRIL 30, 1999


               STARNET COMMUNICATIONS INTERNATIONAL INC.
            (Name of Small Business Issuer in its Charter)


Delaware                             E.I.N. 52-2027313
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

425 Carrall Street, Mezzanine Level
Vancouver, British Columbia, Canada               V6B 6E3
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number: (604) 685-7619

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of each class to be so registered

Class A Voting Common Stock

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No
     -----    -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The issuer's revenues for the Fiscal Year ended April 30, 1999 were $9,772,628.

The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the issuer as of July 28, 1999 computed by reference to the close price as at July 28, 1999 of $19.812 of the registrant's Common Stock as quoted on the OTC Bulletin Board service on such date, was approximately $385,893,163.

As at July 28, 1999, there were 29,912,749 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes      No  X
   -----   -----

PART 1
------

Statements contained in the annual report that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from estimated results. Such risks and uncertainties are detailed in filings with the Securities and Exchange Commission, including without limitation in Item 1. "BUSINESS" and Item 6 "MANAGEMENT'S DISCUSSION AND DESCRIPTION OR PLAN OF OPERATION" below.


ITEM 1.   DESCRIPTION OF BUSINESS

A.   BUSINESS DEVELOPMENT.

          STARNET COMMUNICATIONS INTERNATIONAL INC.:

Starnet Communications International Inc. (the "Company") was incorporated in June 1996 in the state of Nevada. In March 1997, the Company merged with a Delaware corporation for the purpose of re-domiciling to the state of Delaware. The Company is a high technology investment and finance company with several wholly owned technology subsidiaries under its control, or to be formed. The intent of the Company is to identify and commercialize leading edge technologies for established markets.

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

This offering was sold through a Vanuatu corporation, Pacific Rim Investment Inc., as a transaction sales agent. Thereafter, Pacific Rim Investment Inc. established a market clearing house as a non-quotation bargain market. The Company is aware of approximately forty-nine transactions that have occurred.

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

On March 10, 1997, the Board of Directors of Starnet Communications International Inc. voted to merge Starnet Communications International Inc. into a wholly owned subsidiary -- Starnet Communications International (DE) Inc. ("Starnet Delaware"). The Company was authorized to re-domesticate into Delaware with Starnet Delaware as the surviving corporation.

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

B.  BUSINESS OF ISSUER:

ORGANIZATIONAL STRUCTURE

---------------------------------------------------------------------------
                 STARNET CORPORATE ORGANIZATIONAL CHART
---------------------------------------------------------------------------
                Starnet Communications International Inc.
                                   /
---------------------------------------------------------------------------
     /        /         /           /        /                 /
EFS USA Inc.  /  EFS Caribbean Inc. /   EFS Australia  /  EFS St. Kitts Inc.
              /                     /     Pty Ltd.     /
              /                     /                  /
              /                     /                  /
          Starnet            Softec Systems      World Gaming
       Communications        Caribbean Inc.      Services Inc.
         Canada Inc.
---------------------------------------------------------------------------


The key milestones in the development and evolution of the Company are:


---------------------------------------------------------------------------
                     STARNET DEVELOPMENT MILESTONES
---------------------------------------------------------------------------

1997 * Starnet Communications International, Inc. formed by the acquisition of Starnet Communications Canada Inc.

     * Starnet files with the Securities and Exchange Commission (SEC) as U.S. Public Company.

     * Launch of World Gaming, a proprietary website licensed in Antigua to accept, process and manage wagers via the Internet.

     * Softec Systems Caribbean Inc. created to license turnkey, customized, Internet gaming systems to independent operators in exchange for participation in the licensees' revenues.

     * Seven private placements completed with individual investors, for gross proceeds of $2.45 million.

     *    Starnet forms partnership with the Ontario Jockey Club ("OJC") on
          May 24th.
---------------------------------------------------------------------------

---------------------------------------------------------------------------
1998 *    Softec Systems subsidiary signs first Internet gaming licensee.

     * Partnerships with the Hialeah Park Race Course, Windsor Raceway, Flamboro Downs and Capitol Racing at Cal Expo to provide simulcast Internet coverage via World Gaming.

     * World Gaming begins live broadcasts of horseracing from OJC's Woodbine and Mohawk racetracks on April 17th.

     * Introduction of world's first simulcast Internet coverage of dog racing from Jacksonville Greyhound Racing Circuit, followed by live broadcasts from Phoenix Greyhound Park.

     *    Starnet announces contract signing for the Larry Holmes
          Sportsbook and Casino.

     *    Starnet finishes the fiscal year with 4 licensees.
---------------------------------------------------------------------------

1999 *    Starnet announces listing on the Berlin Stock Exchange OTC Market

     * On-line gaming / fund raising agreement signed with International Charitable Organizations.

     * Starnet announces agreement to develop play-for-fun site for Fuzzy Zoeller with link to play-for-real site.

     * Starnet enters lucrative Asian gaming market with launch of Pachinko (Japanese) and Joyluck (Chinese) sites.

     * Worldracetracks, Worldlotteries, Worldbingo projected to be launched.

     * Finishes FISCAL YEAR ENDED April 30, 1999 with 37 licensees, and six million hits per day.
---------------------------------------------------------------------------

OVERVIEW

Starnet is currently one of the leading developers and providers of Internet gaming systems. Starnet also operates its own (offshore) online gaming systems. The Company's innovative gaming systems have been designed to: (i) offer customers a user-friendly interface, superior interactive experience and a wide selection of gaming options; (ii) provide licensees with financially attractive returns, easy site maintenance and limited administration;

and (iii) protect customers and licensees through its proprietary fully integrated technology.

The Company invested the profits and technology from its earlier, entertainment-oriented online interactive business to build a worldwide Internet gaming business. By growing a gaming licensee network along with its own site operations, Starnet is rapidly building a market share in this new Internet commerce industry. The Company offers a fully integrated gaming software suite, along with fee based use of its certified Electronic Funds Transfer (EFT) Internet transaction system. Starnet's first license sale closed in March 1998, and the Company had 37 licensees signed by fiscal year ended April 30, 1999. During the software development stage, management planned for a total gaming experience. Starnet has developed dozens of online gaming venues that offer a full suite of gaming entertainment including; 22 casino games, operation of live sports book wagering, twenty-four hour live simulcast and parimutuel betting on any of 15 horse and dog racing tracks in North America (wagers not currently accepted), and will soon be launching brokerage of international lottery tickets, an interactive lottery system and interactive bingo games.

Starnet's gaming software is owned by its wholly-owned Antigua-based licensing subsidiary, Softec Systems Caribbean Inc. ("Softec"), which licenses the Company's own gaming venue, World Gaming, and a growing list of licensees. Softec provides the licensee with an installed fully integrated gaming system. Softec receives a percentage of the licensee's revenues in exchange for hosting the site with a fixed minimum payment being due each month. In addition, the licensee must obtain a gaming license from the jurisdiction where domiciled or, if necessary, from the Government of Antigua.

Softec develops the new licensee's site to reflect its intended market segment. This development can reflect a particular motif (i.e. sports theme or French Riviera theme) or ethnic market (e.g., Japan, Indonesia, or Latin America). Starnet gaming systems are now available in eight languages with additional variations planned for fiscal year ended 2000.

PRODUCTS AND SERVICES

Through various wholly owned subsidiaries, the Company develops and provides its software products, electronic funds transfer and online gaming management services to the independent licensees. To its licensees, Starnet provides:

     *    Assistance in procuring of initial Internet gaming license

     * Concept development and design of virtual casino "theme" in multiple languages

     *    All odds-making rules and calculations

     * Complete graphical user interface with sophisticated visual and sound effects to create a total gaming experience

     *    Real-time wagering

     *    Complete, secure electronic funds transfer

     * Retention and analysis of all gaming data, including win/loss, game preferences and monitoring of player activities

     * Administration and complete 24 hour, 7 days a week customer support services

     *    Continuing customization of website

     *    Monitoring of all funds flow

     *    Hosting of server software

     *    Customization and system integration

     *    Provision of credit card processing and other banking services

     * Discussion, liaison and co-operation with testing agencies, regulatory boards, governing bodies and governments

     *    Market consulting

JAVA CASINO GAMES. Starnet's Java games utilize the Java language to provide easily accessible online games to the Company's licensees' websites. The cross-platform nature of Java makes it possible to play these games on all major operating systems, online, with virtually no downloading required. The games are simplified to optimize loading times. Starnet currently has four casino style Java Games (Videopoker, Blackjack, Caribbean Stud poker, and Gold Rush slots) for players to wager on, with several additional Java games projected to be released throughout FY2000.

A virtual Java horse racing game is in development that will allow users to wager on "virtual thoroughbreds" at the "CyberDowns" raceway. Starnet is also in the process of researching HTML games, due to the technological limitations of the current version of "WebTV." Given the current size of this market and its projected future growth, the Company feels that this is a worthwhile investment.

-------------------------------------------------------------------------------
             DESCRIPTION OF CASINO GAMES OFFERED BY STARNET
-------------------------------------------------------------------------------

   Game          House                  Description
   ----          -----                  -----------
                 Take(1)%
                 --------
-------------------------------------------------------------------------------
Blackjack:         2.1%    Traditional game of 21, where the player tries to
                           beat the dealer's hand, without exceeding 21.
-------------------------------------------------------------------------------
Pai Gow:           2.3%    Based on the Chinese tile game by the same name, it
                           is played in a poker format using seven cards to
                           make one five card hand and a separate two card hand
                           that can beat both the dealer's hands that have been
                           set up in the same way.
-------------------------------------------------------------------------------
Battle Royale:     0.9%    Similar to the child's card game "war"; it pits the
                           player against the dealer in a one-card duel for who
                           has the higher card.  If the player and dealer tie
                           a "Battle Royale" takes place.  If the player wins
                           this round the payout is substantially more.
-------------------------------------------------------------------------------
Caribbean          5.5%    A poker based stud game, where the player simply has
Poker:                     to beat the dealer.  This game has a "progressive"
                           side game with a jackpot for better hands.
-------------------------------------------------------------------------------
Free Ride:         7.8%    Another game based on the poker premise.  In this
                           game the player receives his/her first three (of
                           five) cards and bets additional money if he/she
                           believes the end result will be a good hand.
-------------------------------------------------------------------------------
Red-Dog:           6.4%    In this game the player bets that the third card
                           dealt is going to be numerically between the first
                           two.
-------------------------------------------------------------------------------
Baccarat:          1.3%    In this game the player either bets with the bank or
                           against it.  The player has no direct decisions as
                           to the outcome of the hand.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Roulette:          5.4%    A wheel oriented game where the player chooses a
                           potential number or other parameter that could
                           result from the next spin.
-------------------------------------------------------------------------------
Craps:             2.2%    A dice game where the player bets with or against
                           the "roller" on the potential outcome of the next
                           roll.
-------------------------------------------------------------------------------
Sic Bo:           11.2%    Similar to roulette, except played with three dice,
                           the player bets on the specific outcome of the dice.
-------------------------------------------------------------------------------
Video Poker:               All video poker is similar in function, the player
                           receives five cards and chooses which to keep in order to make the best possible hand after receiving their new cards. The nuances between the games are minimum winning hands and amount of wild cards.

                   2.1% "Jacks or Better" - no wild cards, minimum winning hand is a pair of jacks.

                   4.2% "Joker's Wild" - one wild card (the joker), minimum winning hand is two pair.

                   6.6%    "Deuces Wild"- four wild cards (all 2's), minimum-
                            winning hand is three of a kind.

                   5.3%    "Kings of the Deck" - played with five decks,
                           minimum winning hand is two pair.
-------------------------------------------------------------------------------
Slots:             5.2%    "Magic Hat" and "Gold Rush" are the same in premise.
                           The player spins the wheels and hopes to achieve a
                           winning combination of symbols.
-------------------------------------------------------------------------------
Pachinko:         21.4%    A Japanese arcade game played with steel balls flung
                           into a vertical container pitted with nails.  If the
                           player gets a ball into a specific area the player
                           wins more balls.  They can then cash in balls for
                           coins.
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Bingo:             8.2%    The traditional "blot out the pattern and win a
                           prize" game.
-------------------------------------------------------------------------------

(1)  House take is the total bet minus total payout.

----------------------------------------------------------------------------------------------------
              TYPES OF SPORTS WAGERING OFFERED BY STARNET*
----------------------------------------------------------------------------------------------------

     CASINO                                            SPORTSBOOK
----------------------------------------------------------------------------------------------------
                NORTH AMERICAN                               INTERNATIONAL
                    SPORTS         EUROPEAN SOCCER              SPORTS            OTHER EVENTS
----------------------------------------------------------------------------------------------------
Blackjack       NFL Football      Austria 1st Division         Olympics            Academy Awards
Pai-Gow         NCAA Football     England Premier              Horse Racing        Box Office
                                                                                   Wagering
Battle Royale   CFL Football      France 1st Division          Indy Lights         Grammys
Caribbean Poker Arena Football**  German Bundesliga            Indy Racing         Brit Awards
                                                               League
Free Ride       MLB Baseball      Holland Prem. Division       Formula 1           Political
                                                               Racing              Elections
Red Dog         NBA Basketball    Italy Series A               Track & Field       Financial
                                                                                   (Stocks)
Baccarat        NCAA Basketball   Portugal 1st Division        Rugby               More in
                                                                                   Development
Roulette        Women's           Spain 1st Division           Boxing
                Basketball**
Craps           NHL Hockey        Sweden 1st Division          Tennis
Sic Bo          CART Racing       Turkey 1st Division          Golf
Jacks or Better NASCAR            Scottish 1st Division        Cricket
Video Poker
Joker's Wild                      Intl Matches                 World Cup
Video Poker



Deuces Wild     INTERNATIONAL     Brazil League                Skiing**
Video Poker     -------------
                 BASKETBALL
                 ----------
King of Decks   Euro League       Euro Cup Winners             Handball**
Video Poker
Magic Hat Slots Greece            Israel League                Aust. Rules
                                                               Football**
Gold Rush       Israel            Swiss 1st Division           Sumo Wrestling**
Victory         Italy             Belgium 1st Division
Pachinko
Dragon Spirit   International     Argentine Division
Pachinko        Matches
                Spain             UEFA Cup
                Turkey            Euro 2000
                ------------------------------------------------------------------------------------
                                               TYPES OF BETS ACCEPTED
                                               ----------------------

                Straight Wagers   Futures                      Propositions        Money Lines
                Point Spreads     Totals                       European Odds       Parlays
                Teasers           Reverses                     Halftime            Matchups
                Combos/Multiples  Parimutuels**                Pools**             Spread Index
                                                                                   Bets**
----------------------------------------------------------------------------------------------------

*See description of games.
**In development - due to launch during FY2000

THE SPORTSBOOK achieves profits based on what is called a vigorish. This is a percentage (usually between 6 - 8%) that is added to the money line of the wager. For example, if a player were to bet on a team that was a 6 point favorite, he would have to bet $100 to win $90 based on a 10% vigorish. Hence, the sportsbook makes a profit by making the net wager uneven.

The Company's product areas include casino gaming, sportsbook wagering, parimutuel wagering and international lottery brokerage.

---------------------------------------------------------------------------
        ESTIMATED % OF GAMING AND LICENSEES' REVENUES BY PRODUCT
---------------------------------------------------------------------------
Product Mix                                      Current
-----------                                      -------
1. Casino Gaming                                    68%
2. Sportsbook Wagering                              32%
3. Horse Racing and other Parimutuel                N/A
4. International Lottery Brokerage                  N/A
---------------------------------------------------------------------------

     After every play, up-to-date statistics can be produced on a per-customer basis in order to gauge preferences for various locations.

LICENSEES AND END USERS

Starnet has focused its growth strategy on licensing its software and services in order to become a leading technology provider to the online gaming industry.

LICENSEES

The Starnet gaming software is owned by its Antigua licensing subsidiary Softec Systems Caribbean Inc. ("Softec", www.softecsystems.com). Softec licenses its filly integrated systems to World Gaming and a growing list of licensees. A one time license fee provides an installed fully integrated operation. The licensee's site is generally operational within 90 - 120 days of signing a license agreement. Softec receives a continuing percentage of the licensee's revenues, in exchange for continuing to host and maintain the site. The licensee must obtain a gaming license from the jurisdiction where domiciled or from Antigua. Softec modifies the new licensee's site to more reflect its intended market segment. This change can reflect a particular motif or ethnic market (e.g., Japanese, Indonesia, or Latin America). Management seeks a licensee knowledgeable of the target market in order to maximize sales potential. Licensees generally establish their marketing efforts from within their target market.

* The initial term of the licensing agreement is one year, renewable indefinitely unless the licensee gives written notice of termination of the agreement at least 45 days prior to the end of any one year period. Starnet will also provide continuous support both from a software and hardware perspective, 24 hours, 7 days a week.

* Should any licensee become delinquent in payment to Starnet, the Company has full legal and technological ability to remotely "shut down" the website(s).

A sample list of Starnet's licensed casinos includes:


www.playersonly.com         www.silverclover.com    www.casinoonair.com
-------------------         --------------------    -------------------
www.clubriocasino.com       www.aztecgaming.com     www.classiccasino.com
---------------------       -------------------     ---------------------
www.i-casino.com            www.superbet.com        www.allsportscasino.com
----------------            ----------------        ---------------------
www.worldgamescasino.com    www.betonsports.com     www.acescasino.com
------------------------    -------------------     ------------------

It is anticipated that the majority of Starnet's future revenue and earnings growth will come from its ongoing participation in the licensees' revenue stream. Softec receives a sliding scale from 35%-15% of a licensee's gross revenue (wagers less payouts). For all customers, it converts available credit on credit cards to gaming funds through its offshore EFS division. The Company's primary cost against continuing license income is software development amortization and direct site operating costs.

Management emphasizes that the licensees are structured operationally and financially so that a licensee's prime responsibility is to market their gaming site to their respective market. Management notes that its monthly license fees, which it believes are lower than many current competitors, should make more funds available for marketing, which increases site utilization and revenues.

EFS

There are four subsidiaries dedicated to EFT: EFS Caribbean Inc. (based in Antigua); EFS USA Inc., (based in Nevada); EFS Australia Pty Ltd.; and
EFS St. Kitts Inc. The EFS subsidiaries are established in these countries in order to facilitate local banking relationships for transaction processing. Online revenues generated by Starnet's subsidiaries and licensees are processed through the EFS subsidiary appropriate to the country they are domiciled in. EFS uses Starnet's proprietary processing technology, STAR-MX, which processes credit card transactions via the Internet with ease and security.

This technology was the first of its kind to be certified by a Canadian Chartered Bank, the Bank of Montreal, for E-commerce in 1996. EFS intends to expand its services to the constantly increasing number of independent online licensees. EFS intends to establish subsidiaries in several other key financial center jurisdictions in the future to facilitate the expansion of its banking relationships.

SOFTEC SYSTEMS CARIBBEAN INC.

Softec Systems (www.softecsystems.com) based in St. John's, Antigua, is in the business of licensing customized, fully integrated Internet gaming systems (similar to the Company's World Gaming virtual gaming system) to independent parties wanting to seize upon the online gaming opportunity. Softec provides a complete range of services that the operator needs in order to launch an online gaming website including customized software, web site development and management on Starnet's network, custom database systems to manage customer accounts, 24-hour technical support for the licensee and its customers, and an EFT gateway to facilitate online wagers and financial transactions. Softec provides these services in exchange for monthly fees and participation in the licensees' gaming revenues, providing Starnet with the opportunity to spread its gaming development and operating costs among multiple operators and broaden its penetration of the market.

WORLD GAMING SERVICES INC.

World Gaming (www.worldgaming.net), also based in Antigua, is a full-service on-line gaming operation. Through its product lines, World Gaming accepts, processes and manages wagers via the Internet and on interactive sporting events, as well as live broadcasts of horseracing, and casino-style games of chance. World Gaming allows users outside of North America to wager with real funds, which can be deposited, converted to "Virtual Chips" or withdrawn from personal accounts with complete security. One of the original and most reputable gaming operations on the Internet, World Gaming has been translated into five European languages and stand alone Japanese (www.pachinkocasino.com) and Chinese (www.joyluck.com) sites have been developed to cater exclusively to the emerging Asian market. Additionally, World Gaming has entered into a variety of long term strategic partnerships including a contract with former Heavyweight Boxing Champion Larry Holmes and International Sports Marketing Corporation (ISM) to develop celebrity themed gaming sites.

Within www.worldgaming.net, Starnet operates www.worldcasino.net and www.worldsportsbook.net. Worldcasino.net offers interactive casino-style games of chance developed in conjunction with Nevada State Gaming Guidelines. The virtual casino provides a cross-section of games such as Blackjack, Roulette and Slot Machines, as well as culture-specific games such as Japanese Pachinko and Chinese Pai-Gow poker. Worldsportsbook.net offers access to "real-time" betting lines using information feeds from Las Vegas and Europe. Betting systems are established for most major worldwide sporting events, such as World Cup Soccer, auto racing, PGA golf and NFL Football.

GAMING DIVISIONS UNDER DEVELOPMENT

1) www.worldracetracks.net - provides Internet broadcasting from some of the world's leading horse racing tracks (World Gaming currently has Internet simulcast wagering agreements with 15 tracks in North America). Streaming audio and video technology allows users to wager and watch the race outcome via their computer. Starnet's first broadcast - the prestigious Ontario Jockey Club's Woodbine Racecourse - went online May 24, 1997. Starnet intends to provide 24-hour live horse coverage from top-tier facilities worldwide. Parimutuel wagering is currently authorized in 43 states in the United States, all provinces in Canada, and approximately 100 other countries around the world. Wagering systems are currently undergoing beta testing and are expected to launch for commercial use during Fall 1999.

Pari-mutuel wagering is the lowest maintenance form of sports wagering a company can offer. The bettors wager against themselves and not against the house, therefore lowering the house exposure to zero. The house makes its profit by taking a predetermined commission from the total pool, usually between 10% and 20%. Because the players are wagering against each other there is no need for the lines (or odds) to be monitored. The lines are determined by the amount of money wagered on each competitor/team involved in the wager. The more money wagered on one specific outcome the lower the odds for that team will be.

2) www.worldlotteries.net - is expected to serve as a broker of major international lottery tickets from around the globe. The lottery brokerage is expected to be launched during 1999. The brokerage will offer players the chance to win large jackpot prizes from countries such as Australia, the UK, Ireland, Germany, and Spain. According to INTERNATIONAL GAMING & WAGERING BUSINESS' annual "Worldwide Lottery Sales Report", global lottery sales exceeded US$120 billion in 1996.

3) INSTANT LOTTERIES - In addition, a variety of interactive lottery games are under development for FY2000 launch. These entertaining games will provide players with a chance to instantly win cash prizes. Instant games are the fastest growing lottery segment, representing 25% of worldwide lottery sales. The interactive games are also scheduled for launch during 1999.

4) www.worldbingo.net - will offer online bingo games. Two types of Bingo games are planned to be offered. "Multi-player" Bingo games will link players from around the world and provide them with fun, fast-paced games in a variety of themed, interactive Bingo communities. "Personal play" Bingo games are also being developed where players will be able to play "scratch" Bingo games online that offer odds of winning cash prizes. Both types of Bingo products are scheduled to launch during 1999. Annual conventional bingo revenues are estimated to exceed $50 billion worldwide.

Starnet is also well underway in its development of a variety of "Scratch
& Win" and "Instant Play" Java lottery products that will compliment the international lottery brokerage aspect of the Company's WorldLotteries site.

STRATEGIC RELATIONSHIPS

Since developing its Internet gaming software and services, Starnet has built a number of strong relationships with key strategic partners, such as content providers (primarily racetracks), International Sports Marketing Corporation (ISM) and sovereign nations hosting Internet gaming businesses. Starnet has also developed strategic transaction processing relationships with numerous financial institutions, including Bank of Montreal, Canadian Imperial Bank of Commerce (CIBC), Bank of Nevis, Bank of Bermuda, Cybersource, National Bank of Redwoods and Westpac Banking Corporation of Australia. Starnet believes that these strong partnerships, and its ability to partner with quality licensees are significant steps in the Company's goal to obtain the leading competitive position in the on-line gaming market and achieve its business objectives.

Celebrity-themed gaming venues have become an important draw for Starnet's customers. In recent months, sports celebrities such as Larry Holmes, Bubba Smith, Fuzzy Zoeller, and Stephan Johanssen Racing have become affiliated with or licensed their name to Starnet-designed websites.

Native American/Aboriginal organizations may also be potential future licensees of Starnet. Starnet intends to pursue native tribes throughout Canada and North America and assist them with entry into the Internet gaming world, as an extension of their current gaming activities.

GROWTH STRATEGY

The development of telecommunications and the emergence of new technology have created opportunities to develop new, efficient and secure ways to deliver information and entertainment to customers. As one of the first companies to employ these new technologies on the Internet, Starnet intends to capitalize on its technological lead and expertise to become a world leader in online gaming systems. Starnet's key strategic objectives are to: (i) maintain its role as a leading provider of Internet gaming technologies; (ii) expand geographically to other attractive markets; and
(iii) selectively pursue opportunities in other market segments using its Internet and marketing technologies.

Starnet intends to implement its business strategy by: (i) maintaining and enhancing its technological lead; (ii) seeking key strategic alliances and;
(iii) developing Starnet into a global brand name.  The following summarizes Starnet's strategic focus and operating strategy:

RAPIDLY PENETRATE THE INTERNET GAMING MARKETS. Starnet intends to capitalize on its technological lead and early market entry to capture a significant share of the Internet Gaming market. The Company believes it is well positioned to achieve this goal since it possesses the competitive advantage of being one of the first companies to both operate and license proprietary turnkey gaming systems, which incorporate the industry's largest selection of gaming products and services.

PROVIDE HIGH QUALITY, INNOVATIVE AND SUPERIOR PRODUCTS AND SERVICES. Starnet, in collaboration with its strategic partners, has focused on designing a gaming experience using state-of-the-art technology.
Additionally, licensees may benefit from other methods of revenue generation that conventional gaming machines cannot provide, such as the advertising and data collection potential of the network.

MAINTAIN TECHNOLOGICAL LEAD. Starnet has achieved its technological lead through the development of its proprietary software and networked architecture. Furthermore, Starnet has made a strong commitment to continue research and development activities to enhance its products and software and to develop new applications for potential markets. Starnet will continue to use such methods to protect its technology and mitigate competition from current and future entrants.

SALES AND MARKETING STRATEGY

Starnet's sales and marketing are conducted through its Vancouver and its Antigua headquarters. As of April 30, 1999, the sales and marketing team comprised 16 sales and marketing professionals and field technicians. The managers hired to date are experienced people, who have many contacts with operators and in-depth knowledge of the Internet and gaming industries.

Starnet has fully embraced the importance of marketing and maintaining a customer-driven organization and has aggressively recruited and trained a full marketing department to assist the Company in achieving its sales goals.

Softec Systems has established a team of marketing management professionals to work directly with licensees. Each Softec marketing manager works with a portfolio of 6-9 licensees to consult on design, branding, marketing plans, strategy, implementation and evaluation. The Softec marketing team is also very active in developing programs that benefit licensees including the Softec Marketing website, co-op program, negotiation of discounted ad rates, market research, development of vertical portals and ongoing web marketing training.

Licensees also benefit from the international marketing representatives within the World Gaming Marketing Department. Currently, market experts for the Chinese, Japanese, Spanish, French, U.K., Australian and South African markets are in place and a German specialist is expected to be added. These representatives fill the dual role of managing World Gaming's cultural specific sites as well as providing market expertise and proven techniques to the Softec managers to share with their licensees. World Gaming operates and markets celebrity sites as well, which further enhance Starnet's profile.

Starnet sets itself apart from its competitors by ensuring the ongoing success of its licensees by providing this type of added value marketing support. This strategic direction greatly supports Starnet's goal of market share leadership and revenue growth.

COMPETITIVE ENVIRONMENT

Starnet estimates that there are currently over 100 gaming operators on the world wide web, with Starnet's software operating approximately 15% market share.

Starnet experiences competition from five market segments:

1)   Traditional gaming companies;
2)   Internet gaming companies;
3)   Electronic gaming companies;
4)   Web service providers; and
5)   Other entertainment/media companies

There are currently several competitors for the licensing of internet gaming software: including Microgaming, Atlantic International
Entertainment, Ltd., Chartwell Technology, Inc., Cryptologic, Inc. and
Boss Media AB. None of these competitors currently offer the full suite of gaming products offered by Softec.

TECHNOLOGY

REDUNDANT HIGH-SPEED NETWORK

The Company's network is connected to the Internet via redundant high-speed fiber, ensuring multiple backup connections to the Internet. This high performance network infrastructure ensures reliable and responsive game play for Starnet's licensees and the end users/players. The system is composed of high speed Sun Microsystems servers and Cisco networking equipment. Most of the critical system components, such as the game servers and web servers, are distributed across multiple machines, which protect the gaming service from failures due to malfunctioning equipment. The highly scalable nature of Starnet's system design makes provisioning for additional capacity simple. The network monitoring staff tracks the system at all times to maintain constant awareness of the system's operating parameters. New equipment is installed when necessary to compensate for increased activity or anticipated peak demands for popular events.

The high quality Internet connection at Starnet's network facility in Antigua is provided by Cable and Wireless plc and contributes to responsive game play. Each gaming transaction is stored on an Oracle database that is replicated for redundancy and backed up daily to prevent data loss and the gaming components communicate using the Secure Sockets Layer (SSL) to encrypt and protect sensitive data from potential hackers.

In addition to Starnet's digital network serving gaming content, the Company has developed a state of the art proprietary Electronic Funds Transfer System ("EFS") that provides a high level of security and integrity of funds wagered.

STARNET MEASURES FOR SECURITY

Starnet uses the most advanced technologies, such as site identification, data encryption, and secure servers to provide users with the safest environments to perform secure transactions, and data transmission, over the Internet. Any transaction made with Starnet's licensees online is completely secure and convenient. Starnet's system is protected by the Secure Sockets Layer (SSL) protocol, which encrypts all information and confirms the identity of the Company's server, before allowing a transaction to be completed.

Data encryption hides sensitive information such as the customer's name, address, and credit card number. Even if someone manages to obtain a player's personal information from the transaction process, data encryption will not allow them to either read or use it.

THE RANDOM NUMBER ALGORITHM employed by starnet is known as the "Mersenne Twister" algorithm. This algorithm is employed to determine the random pattern in which numbers are generated for casino games. The algorithm was originally created at the University of Keio in Japan. Starnet retained Dr. James Ngai (Ph.D. University of British Columbia), to conduct an independent study of the algorithm, which resulted in his finding that at a rate of calling 50 random numbers per second, it will take 10 to the power of 5994.56 days before the generator will repeat itself.

THE GAMING CLIENT APPLICATION is essentially a casino graphical interface. Gaming calculations are performed by the game server, while the client application displays the results and accepts input from the player for further interaction. Communications between the client and server are encrypted using the Secure Sockets Layer protocol. The SSL prevents hackers from monitoring a gaming session should they be able to intercept communications.

To tamper with the odds and payouts, a hacker would have to modify the game server or database system. Both of these systems are protected from external access. The game server can only be accessed using the gaming client. Learning the client/server protocol will not aid a hacker in gaining additional winnings from the system, since he/she would still be limited by the game server's rules and constraints. The machines that the game server processes run on are only accessible from Starnet's private network. Users cannot connect to these servers using telnet, rlogin, ssh, X windows, or any other login method. Therefore, it is not possible for a hacker to tamper with game server code. The database systems are completely shut off from the Internet and can only be accessed by a limited number of applications on a closed network, such as the game servers and report generators.

All the information provided to the Company is kept strictly confidential, and is used only to support the player's relationship with Starnet and the licensee.

END-USER/PLAYER SCREENING

The Company has developed a secure network both to preserve the absolute integrity of the millions of financial transactions executed over their network as well as to screen out potential website customers who may be residents of the jurisdictions blocked from using the systems. World Gaming is in the process of implementing additional country and address screening. By matching the credit card number with the customer's country, postal code, and address, Starnet is able to successfully block customers from the jurisdictions blocked from using the systems. Starnet also outlines on its web pages, and within the software itself, for WorldGaming that it does not accept wagers from U.S. or Canadian citizens, nor will it pay out funds to any address within North America.

As an additional security, the Company provides players with a Personal Identification Number (PIN) which is required before any funds can be withdrawn.

ADULT WEBSITES

Starnet Communications Canada Inc. ("Starnet Canada"), a wholly-owned subsidiary of Starnet Communications International Inc., is an Internet developer and content provider utilizing proprietary software, video, audio, film, animation, graphics, multimedia, hyper-text markup language
(HTML), site and network management, transaction processing and database management systems, client support systems, and post production facilities. In June of 1996, Starnet Canada was certified by the Bank of Montreal, and now conducts secure, real time Visa, MasterCard and American Express credit card transactions via the Internet for its adult entertainment business.

Starnet Canada provides adult entertainment services via the Internet. Since the launch in September 1995, membership in Starnet Canada's Club Sizzle at http://www.sizzle.com ("Sizzle") has grown substantially.
Revenue streams are generated by monthly subscription fees from clients who reside in over 60 different countries. Sizzle is promoted on the Internet via advertising, search engine registration and news group promotion. Several thousand competitors compete in finely defined segments similar to Sizzle's market.

Chisel Media Internet site at http://www.chisel.com ("Chisel") was launched in August 1996 and may be one of the top Internet gay sites in the world. Revenue streams are generated by monthly subscription fees from over 4,000 clients residing around the world. Chisel is promoted on the Internet via advertising, search engine registration and news group promotion. Several thousand competitors compete in segments similar to Chisel's market, most of which do not offer the entire range of services which Chisel provides.

RESEARCH AND PRODUCT DEVELOPMENT

Starnet is currently developing a parimutuel system to be launched during 1999. The new parimutuel wagering includes real-time wagering for horseracing, greyhound racing, and, to a smaller degree jai alai. Horse racing takes place virtually every day of the year in the United States, Canada and the rest of the world. In the U.S. and Canada customers can place wagers on races, including out of state/province races, at a location other than the one where the race is run (Simulcasting). This form of wagering takes place at off-track betting locations ("OTB"), or through Starnet on the Internet, by using the same principles and regulations governing telephone betting. Presently, eight states allow telephone betting and other states that offer pari-mutuel wagering are expected to offer telephone wagering in the future. In Canada, telephone wagering has been legal since 1973, but is currently restricted to specific "Home Market Areas".

WORLD RACETRACKS' business model intends to move OTB or simulcasting onto the Internet, allowing customers access to some of the world's horse and dog racing events. Such events have traditionally been restricted by satellite "footprints." However, through the Internet the entire global market will be opened to the individual racetracks.

World Racetracks has created an Internet based wagering interface which will allow its customers to participate in the live racetrack pools by paying the track a Simulcasting fee for the use of their product. Since World Gaming is an owner/operator as well as a licensee, World Racetracks will run it's own operations in Antigua, making this software and its complete suite of products (Thoroughbred, Standardbred, Greyhound and Jai
Alai) available to all of Starnet's current and future Licensees. Softec will also license this software as a stand-alone product to any individual racetrack interested in offering this type of wagering, with Softec retaining a percentage of the handle for providing the software and systems.

NUMBER OF EMPLOYEES

As of April 30, 1999, the Company had 163 employees, of which 157 were engaged full-time.


GOVERNMENT REGULATION

Regulatory Environment
---------------------

The Company and its licensees are subject to applicable laws in the jurisdictions in which they operate. While some jurisdictions have introduced regulations to attempt to restrict or prohibit Internet gaming, other jurisdictions, such as several Caribbean countries and Australia, have taken the position Internet gaming is legal and/or have adopted or are in the process of reviewing legislation to regulate Internet gaming in such jurisdictions. As companies and consumers involved in Internet gaming are located around the globe, including the end-users of the Company's licensees, there is uncertainty regarding exactly which government has jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. Furthermore, it may be difficult to identify or differentiate gaming-related transactions from other Internet activities and link those transmissions to specific users, in turn making enforcement of legislation aimed at restricting Internet gaming activities difficult. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

However, legislation designated to restrict or prohibit Internet gaming may be adopted in the future in the United States or other jurisdictions.
After previous similar proposals failed to pass in 1998, on March 23, 1999, Senator Jon Kyl of the United States Senate introduced a revised proposal intended to prohibit and criminalize Internet gambling. There can be no assurance whether any such bill will become law. As well, existing legislation, including United States and federal statutes, could be construed to prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view the Company's licensees or the Company as having violated such statutes. There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against the Company's licensees or the Company and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the Company's licensees or the Company. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

In addition, as electronic commerce further develops, it may generally be the subject of government regulation. As well, current laws which pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Starnet is in the process of minimizing the potential risks in this area by putting greater marketing efforts into foreign jurisdictions, and by developing an Internet pari-mutuel system.

Starnet has received a legal opinion from a Nevada State Attorney stating that Starnet is conducting its business in accordance with U.S. Federal and State laws.

RESEARCH AND DEVELOPMENT

Research and Development expenses reported for fiscal 1997 was $23,028. Research and Development expenses reported for fiscal 1998 was $82,141.
The Company did not identify any material Research and Development expenses in fiscal 1999.


ITEM 2. DESCRIPTION OF PROPERTY

Starnet Canada occupies 27,500 square feet of commercial space at 425 Carrall Street, Vancouver, British Columbia. This facility houses all of Starnet Canada's operations including production, technical, marketing, and administration for all of the Company's subsidiaries.

The annual cost of the space at the Carrall Street location is approximately $235,000 USD. The various leases expire between December 31, 1999 and April 30, 2000 and have renewal options of three to five years.

Softec occupies 3,500 square feet of commercial space at Newgate Street in St. John's, Antigua, West Indies. This facility houses Softec's Internet hardware and certain administration including systems administration, technical and customer support, business development, as well as administrative office space for general management.

The terms of the Newgate Street commercial lease are as follows. The lessee leases 3,500 square feet through June 30, 2001 (two years) with an annual rent of $27,000 plus utilities. The lessee has an option to renew this lease for one additional two year term.


ITEM 3. LEGAL PROCEEDINGS

From time to time the Company may be involved in litigation in the ordinary course of business. In the opinion of Management, there are no actions, suits, proceedings or governmental investigations pending, or to their knowledge, threatened against Starnet or any of its subsidiaries which, either singly, or in the aggregate, will have a material effect on the Company.

The following lawsuits, while currently pending, are deemed to be immaterial by the Management team:

* Mr. Warren Eugene, a former licensee, is currently suing Starnet in the B.C. Supreme Court for the right to be granted stock options in the Company.

     Mr. Eugene originally agreed to become a licensee, however, after refusing to purchase a gaming license from Antigua or another domicile, Starnet terminated the agreement. Mr. Eugene's claim does not dispute the license termination and Management feels there is no basis to his claim.

* Home Gambling Network has filed a lawsuit in the Nevada State Court against Starnet claiming patent infringement. Home Gambling Network's patent contemplates the use of a live video feed to play real-time footage of a live person facilitating the play on a casino game. The player watches the game being dealt and winnings and losses are directly debited or credited from the payer's bank account. Starnet has received a legal opinion from its counsel dismissing the validity of the plaintiff's claim and has filed a motion to dismiss with the court.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          MARKET INFORMATION

The Company's common stock is reported by the NASD Over-The-Counter Bulletin Board under the symbol "SNMM" and on the Berlin Over-The-Counter market under the symbol "SNM".

The following table sets forth the range of high and low bid quotations for the Company's common stock for each of the periods indicated as reported by the NASD Over-The-Counter Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended                 High          Low

October 31, 1997(1)           $2.339        $1.50
January 30, 1998              1.828         0.75
April 30, 1998                1.45          0.742
July 30, 1998                 3/4           1.5
October 31, 1998              7/8           0.45
January 31, 1999              6 1/32        3/8
April 30, 1999                17.01         3 11/16

(1) This was not a full quarter as the Company only came to trade on September 18, 1997.


          SECURITY HOLDERS

The approximate number of record holders of shares of the common stock of the Company outstanding as of April 30, 1999 was 209.

          DIVIDENDS

No dividends have been declared or paid on the Company's common stock.


ITEM 6.   MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS
---------------------

GENERAL
-------

Until the end of fiscal 1998, the Company derived its revenues principally from its Internet web sites, namely Sizzle, Chisel and Redlight. Through substantial research in the past two years, the Company identified the opportunity of offering gaming services over the Internet and successfully launched its gaming products in March 1998. The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc. of Antigua. Softec Systems Caribbean Inc., also of Antigua, licenses its gaming software to third parties for a set up fee and monthly royalty. Since the beginning of fiscal 1999, revenues from all components of the gaming business, which include licensing, casino operations and financial transaction processing, have undergone tremendous growth and generated revenues of $6,254,000, representing 64% of the total revenues for the year ended April 30, 1999.

The following tables set forth selected information from the statements of operations for the year ended April 30, 1999 and 1998 and the balance sheets as at April 30, 1999 and 1998.

Selected Statement of Operations Information
--------------------------------------------

                                                 FOR THE YEAR ENDED
                                         April 30, 1999       April 30, 1998
                                         --------------       --------------

Net Sales                                     9,772,628          3,370,325
Gross Margin                                  7,576,322          2,385,982
Operating Expenses                            5,527,814          3,352,478
Income (Loss) From Operations                 2,048,508           (966,496)
Income Tax Expense (Current & Deferred)          33,482             48,478
Net Income (Loss)                             2,041,764         (1,037,960)


Selected Balance Sheet Information
----------------------------------

                                      At April 30, 1999    At April 30, 1998
                                      -----------------    -----------------

Working Capital (Deficiency)                 7,167,174            (329,060)
Total Assets                                13,438,872           3,274,931
Long Term Debt                                 461,279             258,298
Retained Earnings (Deficit)                    883,893          (1,157,871)
Total Shareholders' Equity                   9,419,925           1,297,892

The Company's revenues increased 190% to $9,772,628 for the year ended April 30, 1999 compared to $3,370,325 for the year ended April 30, 1998. The growth is primarily due to additional revenues generated from licensing, gaming operations and financial transaction processing for licensees. Revenue from software licensing, which has become a significant income source, accounts for 52.8% of the total revenues for the year ended April 30, 1999. At April 30, 1999, the Company had entered into agreements with 37 licensees and had fully completed software for 20 licensees. As the industry matures and the quality of the Company's gaming software is proven within the industry, the Company expects to be able to attract approximately four new licensees per month in the next fiscal year. Royalty revenue from one of the operating licensees represented approximately 17% of the total sales for the Company in fiscal 1999. However as the operations of existing licensees continue to grow, and new licensees are added, the Company expects that concentration of revenue from that licensee will diminish.

Along with the growth in sales, gross margin increased to $7,576,322 for the year ended April 30, 1999 from $2,385,982 for the prior year. Gross margin increased from 70.8% for the year ended April 30, 1998 to 77.5% for the year ended April 30, 1999 due to the relatively higher gross margin of the software licensing business and efficiencies gained from an increased number of licensees.

Operating expenses increased by 64.9% to $5,527,814 for the year ended April 30, 1999 from $3,352,478 for the prior year. However, as a percentage of sales, operating expenses decreased from 99.5% to 56.6% as a result of substantial revenue growth and efficiencies gained as the Company handled a greater level of activity.

Income from operations for the year ended April 30, 1999 was $2,048,508 compared to an operating loss of $966,496 for the prior year. The growth was mainly the result of an increase in revenues from software licensing. The Company expects licensing revenues to continue to grow as more licensees commence operations and revenues of their casino operations increase.

Tax expense for the year ended April 30, 1999 was $33,482, compared to $48,478 for the prior year. The majority of the Company's income is generated from Softec in Antigua, which is not subject to income tax. However, income generated from the Company's Canadian operations relating to on-line multimedia business and software development is subject to Canadian income tax.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At April 30, 1999, the Company had $4,999,943 in cash and cash equivalents compared to $140,462 at April 30, 1998. The increase in cash balance is mainly a result of the increased operating profit and the exercise of stock options and warrants in the last quarter of fiscal 1999. In January 1999, the Company paid off the outstanding bank loan with the restricted cash equivalent of $500,000.

Working capital at April 30, 1999 increased significantly to $7,167,174 from a deficit of $329,060 at April 30, 1998. Accounts receivable increased from $133,930 at April 30, 1998 to $2,670,626 at April 30, 1999.
The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees that have their own merchant accounts. Deposits at April 30, 1999 increased by $1,140,627 from $257,717 at April 30, 1998 due to increased security deposits required for higher processing volume. Other current assets at April 30, 1999 amounted to $1,506,844 compared to $200,854 at April 30, 1998. The increase is mainly due to prepayments made to the Antiguan government for the purchase of casino licenses. The casino licenses are held for sale to prospective licensees.

Net cash generated from operations for the year ended April 30, 1999 increased to $1,432,002 from a net use of $143,142 for the year ended April 30, 1998. The increase in cash from operations was mainly due to the increase in revenues and customers' deposits received by the Company.

Net cash used for investing activities for the year ended April 30, 1999 was $1,967,554 compared to $2,142,153 for the year ended April 30, 1998. The decrease in cash used is mainly due to the release of the restricted cash during fiscal 1999, but the effect was largely reduced by the increase in security deposits.

Net cash provided by financing activities for the year ended April 30, 1999 was $5,415,867 compared to $2,392,397 for the year ended April 30, 1998. The increase was from the proceeds of the exercise of stock options and warrants, primarily during the last quarter of fiscal 1999.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.

CONTINGENCIES
-------------

On July 26, 1999, one of the Company's Internet gaming licensees announced in a press release that it was starting legal action immediately against the Company and its subsidiaries for $1 billion for abusive breach of license agreement and other items. The Company has not received any formal legal notice of a lawsuit from the licensee in question.

The Company believes that the allegations contained in the above mentioned press release are without merit and intends to vigorously contest any lawsuit which arises from the announcement. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time although management is of the opinion that it will not result in any material losses to the Company.

The company is the subject of a lawsuit now pending in the United States District Court for the District of Nevada. The claim is from a competitor for patent infringement. The amount of the damages claimed is unspecified.

It is the Company's intention to vigorously defend this lawsuit. The Company believes that the risk of being found liable and the plaintiff being awarded any substantial damages is low.

No provision has been made in these financial statements in respect of these matters.



YEAR 2000 RISKS

Currently, many computer systems, hardware and software products are coded to accept only two digit entries in the date code field and, consequently, cannot distinguish 21st century dates from 20th century dates. The interactions between various software and hardware platforms often rely upon the date coding system. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to function properly after the turn of the century. The Company, its customers, and suppliers are reliant on computers and related automated systems for daily business operations. Failure to achieve at least a minimum level of Year 2000 systems compliance by both the company and its suppliers would have a material adverse effect on the Company.

The Company has completed the process of identifying computer systems that could be affected by the Year 2000 issue as it relates to the Company's internal hardware and software, as well as third parties that provide the Company with goods or services. Three categories or general areas have been identified for review and analysis:

1. Systems providing customers services. These include hardware and software systems that are used to provide services to the Company's customers in the form of Internet connectivity, e-mail servers, authentication servers, gaming servers, database servers, etc. Hardware in the form of routers and switches are also included in this area.
2. Third party vendors providing critical services including circuits, hardware, long distance Internet connectivity and related products. These include telco providers, suppliers of routers, modems, switches, odds feeds, etc.
3. Critical internal systems that support the Company's administrative systems for billing and collecting, general accounting systems, computer networks, and communication systems.

The Company has completed its Year 2000 compliance review and testing. In regards to Item (1) listed above, systems providing customers services, the Company's critical existing systems are no more than two and one-half years old and none of these systems have Year 2000 problems. These systems have been inventoried and a systems test has been completed. Many of the critical systems have been migrated to new hardware and software platforms to increase reliability and capacities. All newly acquired hardware systems, operating systems, and software are required to have vendor certification for Year 2000 compliance.

In regard to Item (2) above - third party products and services - the Company's significant vendors are large public companies such as Sun Microsystems, Microsoft, Oracle, Silicon Graphics Cisco, Lucent Technologies, etc. These companies are all under SEC mandates to report their compliance in all publicly filed documents. The Company has initiated a compliance review program with these vendors during the first full quarter of 1999 and will continue to track progress of all critical vendors for compliance.

Item (3) above, critical internal systems, relates to internal systems for company administrative and communications requirements. The Company is in the process of implementing new billing and billing presentment systems. These systems are proprietary to the company and are required to be Year 2000 compliant. The company expects these new systems to be implemented late 1999 to early 2000. Additionally, the Company has tested the existing systems for Year 2000 compliance. It has been determined that the existing billing and billing presentment systems are Year 2000 compliant.

The costs to address the Year 2000 compliance issues have not been determined at this time. Based on growth the Company plans to implement new hardware platforms and software systems that should be Year 2000 compliant and therefore costs specifically allocated to Year 2000 compliance may not be significant, and have not been significant to date.

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

PART III.
---------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          DIRECTORS AND EXECUTIVE OFFICERS

The Directors and Executive Officers of the Company are as follows:

John Carley, DBA, CGA, FICB - Chairman, Chief Financial Officer & Director Mark Dohlen, B.Admin., MBA, LLB, FCIS, P.Admin. - Chief Executive Officer & Director
Chris Zacharias, MBA, LLB, ACIS - Secretary/Treasurer & Director
Paul Giles - President & Director
Jason Bolduc - Director
Wolf Bergelt  CA - Director
Nicholas Jackson - Director
Jason King  BA - Chief Operating Officer


JOHN CARLEY, 53, DBA, CGA, FICB: CHAIRMAN OF THE BOARD, CHIEF FINANCIAL
-----------------------------------------------------------------------
OFFICER AND DIRECTOR
--------------------

Mr. Carley's term of office as a director is one year. He has served as a director since January 27, 1997 and has been re-appointed for further term of one year starting January 27, 1999.

Employment History: March 1990 - August 1994 - Royal Trust, Western Canada Region, (Regional Managing Partner, Finance and Administration) August 1994
- January 1997 - Hong Kong Bank of Canada/Hong Kong Bank & Trust Co., (Vice President, Trust Operations) Mr. Carley was previously Vice President, Trust Operations for the Hong Kong Bank Trust Company. Previously, Mr. Carley has worked as Executive Director of Examinations and Investigations for the Financial Institution Commission of the Ministry of Finance and Corporate Affairs, Province of British Columbia. Mr. Carley holds a Diploma in business Administration, a FICB designation, a Canadian Securities designation, and is a Certified General Accountant.

MARK DOHLEN, 39, B. ADMIN, MBA, LLB, FCIS, P. ADMIN.: CHIEF EXECUTIVE
---------------------------------------------------------------------
OFFICER & DIRECTOR
------------------

Mr. Dohlen's term of office as a director is one year. He has served as a director since January 27, 1997 and has been re-appointed for further term of one year starting January 27, 1999.

Employment History: April 1993 - May 1996 - ISG Consulting Inc. (Consultant) Mr. Dohlen possesses more than ten years of experience in senior management positions. Mr. Dohlen holds a Bachelor of Administration in Finance from the University of Regina in Saskatchewan, and an MBA in Management Information Systems from Simon Fraser University in British Columbia and a Bachelor of Laws from the University of British Columbia. Mr. Dohlen also holds Chartered Secretaries and Administrators and Professional Administrator designations. He is currently completing a Certified Management Consultant designation.

PAUL GILES, 32: PRESIDENT & DIRECTOR
---------------------------------------------

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

CHRISTOPHER ZACHARIAS, 32, MBA, LLB, ACIS: SECRETARY, TREASURER, CORPORATE
-------------------------------------------------------------------------
COUNSEL & DIRECTOR
------------------

Term of Office: Mr. Zacharias' term of office as a director is one year. He has served as a director since January 27, 1997 and has been re-appointed for further term of one year starting January 27, 1999.

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

OUTSIDE DIRECTORS
-----------------

WOLF BERGELT, 55, CHARTERED ACCOUNTANT, DIRECTOR
------------------------------------------------

Term of Office: Mr. Bergelt's term of office as a director is one year. He has served as a director since April 1, 1999.

Employment History: 1993-1995 Ainsworth Lumber Co. Ltd. (Vice President and Treasurer) 1995-1996 CRS Forestal 1997-1998 Corporate Consultant for Lions Gate Entertainment Corp. and Campbell River Mills Ltd.

Mr. Bergelt is a Corporate Financial Consultant who has worked with a number of publicly traded companies including Lions Gate Entertainment Cop., Rogers Cantel Inc. and was Chief Financial Officer of First City Trustco Inc. Mr. Bergelt is a Chartered Accountant by training and attended the Masters of Business Administration program at Simon Fraser University, British Columbia, Canada.

NICHOLAS JACKSON, 57, DIRECTOR
------------------------------

Term of Office: Mr. Jackson's term of office as a director is one year. He has served as a director since April 12, 1999.

Employment History: 1994 - present Involved in coal trading in South Africa and Europe, looking after anthracite mining interests in South Africa including mining, processing, and marketing.

JASON BOLDUC, 24, DIRECTOR
--------------------------

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


SIGNIFICANT EMPLOYEES

JASON KING, 27, BA: CHIEF OPERATIONS OFFICER
Employment History: Dec. 1990 - May 1991 Harrod's of London, England. Computer Department (Assistant Manager) May 1992 - April 1996 Credit Generale (VP Corporate Development) May 1996 - Jan 1997 Starnet Communications International (Production Manager) Mr. King brings over 10 years of experience in a variety of computer related fields, and has served as an employee of Starnet since the May, 1996. Mr. King has held management positions in a variety of companies in both Canada and the UK, building an extensive knowledge of computers and the Internet. Mr. King holds a Bachelor of Arts degree from Simon Fraser University in British Columbia, Canada.

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

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended April 30, 1999, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that Mr. Bolduc has never filed a Form 4.


ITEM 10. EXECUTIVE COMPENSATION.

          SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of the Chief Executive Officer and the other most highly compensated executive officers (collectively, the "Named Executive Officers") of the Company earning in excess of $100,000 for the year ended April 30, 1999, as well as the total compensation paid to each such individual for the Company's three previous fiscal years:

                                     Long Term Compensation
                                     ----------------------
-------------------------------------------------------------------------
         Annual Compensation             Awards           Payouts
-------------------------------------------------------------------------
                                              Securities
                                              Underlying
Name and                                      Options/      All Other
Principal             Year       Salary       Stock SARs    Compensation
Position               ($)         ($)                       (US$)(1)

Mark Dohlen           1999       $92,807         300,000      6,961(2)
(CEO)

Mark Dohlen           1998       $56,915         350,000        -0-
(CEO)

Mark Dohlen           1997       $26,763            -0-         -0-
(CEO)

(1) The compensation depicted is in U.S. dollars. The compensation was paid in Canadian dollars.
(2) The compensation consists of a one time payment of $5966 and quarterly payments of $995.


          OPTION/SAR GRANTS IN LAST FISCAL YEAR
          (INDIVIDUAL GRANTS)

      (a)           (b)            (c)              (d)          (e)
                                 % of Total
                  Number of       Options/
                 Securities        SARs
                 Underlying      Granted to      Exercise
                Options/SARs     Employees        or Base
    Name         Granted (#)  in Fiscal Year   Price ($/Sh)  Expiration Date
    ----         -----------  --------------   ------------  ---------------
Mark Dohlen       300,000          7.5%           $1.44      January 1, 2009

For the above granted options, the options vest as to 50% as of January 1, 1999, and the remaining 50% as of January 1, 2000.

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                            Number of
                                            Securities
                                            Underlying      Value of
                                            Unexercised     In-the-Money
                                            Options/SARs    Options/SARs
                                            At Fy-End(#)    at FY-End($)
                  Shares
                Acquired on     Value       Exercisable/   Exercisable/
     Name       Exercise (#)  Realized($)   Unexercisable  Unexercisable
     ----       ------------  -----------   -------------  -------------

Mark Dohlen      200,000(1)    608,000(2)   300,000/        3,112,500/
                                                150,000        1,556,250(3)


(1) Based on 100,000 shares exercised on January 12, 1999 and 100,000 shares exercised on January 22, 1999.
(2) Based on a strike price of $0.74 for all transactions, and a sell price of $3.01 on January 12, 1999 and $3.07 on January 22, 1999.
(3)  Based on a closing price of $10.375 on April 30, 1999.

          LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

The Company has no long-term incentive plans or awards to report for last fiscal year other than the Employee Stock Plan already mentioned.

          COMPENSATION OF DIRECTORS

     A.  Standard Arrangements.

The members of the Company's Board of Directors are reimbursed for actual expenses incurred in attending Board meetings.

     B.  Other Arrangements.

The "Inside" Directors receive a quarterly payment of $995, and they also received a one time payment of $5,966.

     EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

There are no written contracts or agreements. Employee salaries are set by the members of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information, as of April 30, 1999, with respect to beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, by each director of the Company, by each Named Executive Officer and by all officers and directors of the Company as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned.

                 Name and Address        Amount and nature     Percent
Title of Class   Of Beneficial Owner     of Beneficial Owner   of Class



Class A          Murray Partners
Voting           (BVI) Inc.(1)           10,000,000            34.4%(2)
Common           Todman Building
                 Main Street, PO Box 3140
                 Tortola, Road Town
                 British Virgin Islands

(1) The shareholders of Murray Partners (BVI) Inc. ("Murray Partners ") are a collection of discretionary trusts, the beneficiaries of which include some of the Company's officers and directors: Jason Bolduc; Mark Dohlen; Paul Giles; John Carley, and their families. The beneficiaries of the trusts are unable to vote the shares of Murray Partners, nor the shares of the Company, owned by Murray Partners, nor are they able to direct the sale of shares of Murray Partners, nor the shares of the Company, owned by Murray Partners. The "beneficial owner" of the Company's shares held by Murray Partners (for U.S. Securities and Exchange Commission reporting purposes) is the trustee of the discretionary trusts, William Bruce Flatt and Clyde Williams.

(2)  Percent of Class as of July 28, 1999

SECURITY OWNERSHIP OF MANAGEMENT (current to July 28, 1999)

                                                                             Percent
                        Name and Address             Amount and nature       Of
Title of Class          Of Beneficial Owner          of Beneficial Owner     Class Class

Class A Voting Common   Jason Bolduc                  0                      0%
                        2405 - 1050 Burrard Street
                        Vancouver, BC                 Record and Beneficial

Class A Voting Common   Paul Giles                    425,000 (1)            1.41%
                        Newgate Street
                        St. John's, Antigua           Record and Beneficial

Class A Voting Common   Mark Dohlen                   350,000(2)             1.16%
                        509 - 1188 Quebec St.
                        Vancouver, B.C.               Record and Beneficial

Class A Voting Common   Christopher Zacharias         45,000(3)              0.15%
                        2267 Park Crescent
                        Coquitlam, B.C.               Record and Beneficial

Class A Voting Common   John Carley                   127,500(4)             0.42%
                        Newgate Street
                        St. John's, Antigua           Record and Beneficial

Class A Voting Common   Wolf Bergelt                  41,200(5)              0.14%
                        Newgate Street
                        St. John's, Antigua           Record and Beneficial

Class A Voting Common   Nicholas Jackson              25,000(6)              0.08%
                        9 chemin de la Brire
                        Ohain 1380
                        Brussels, Belgium             Record and Beneficial

Class A Voting Common   Clare Roberts                 25,000(7)              0.08%
                        St. Clare Estate
                        St. John's
                        Antigua
                        West Indies                   Record and Beneficial


Class A Voting  Common  All Directors and
                        Officers as a group           1,038,700(8)           3.4 %
                                                      Record and Beneficial

(1) Includes 125,000 options that have vested as of January 1, 1999, at an exercise price of $1.44 per share.
(2) Includes 100,000 options that have vested as of July 1, 1998, at an exercise price of $0.74 per share and 150,000 options that have vested as of January 1, 1999, at an exercise price of $1.44 per share.
(3) Includes 7,500 options that have vested as of July 1, 1998, at an exercise price of $0.74 per share and 27,500 options that have vested as of September 28, 1999, at an exercise price of $1.44 per share.
(4) Includes 150,000 options that have vested as of July 1, 1998, at an exercise price of $0.74 per share and 102,500 options that have vested as of January 1, 1999, at an exercise price of $1.44 per share.
(5) Includes 40,000 options that have vested as of January 1, 1999, at an exercise price of $1.44 per share.
(6) Includes 25,000 options that have vested as of April 12, 1999 at an exercise price of $6.74 per share.
(7) Includes 25,000 options that have vested as of July 6, 1999 at an exercise price of $9.44 per share.
(8) Includes 8 individuals, and a total of 602,500 options of which 107,500 that have vested as of September 28, 1999 at an exercise price of $0.74 per share; 405,000 that have vested as of January 1, 1999 at an exercise price of $1.44 per share; 40,000 that have vested as of January 1, 1999 at an exercise price of $6.74 per share; 25,000 that have vested as of April 12, 1999 at an exercise price of $6.74 per share; 25,000 that have vested as of May 27, 1999 at an exercise price of $9.44 per share.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing reportable.

ITEM 13. INDEX TO EXHIBITS

(a)  Financial Statements (included in Part II of this Report):

     Report of Independent Accounts

     Consolidated Balance Sheet - April 30, 1999

     Consolidated Statements of Income (Loss) and Retained Earnings (Deficit) - April 30, 1999

     Consolidated Statements of Shareholders' Equity (Deficiency) - April
     30, 1999

     Consolidated Statements of Cash Flows - April 30, 1999

     Notes to Consolidated Financial Statements - April 30, 1999

     3.1   Articles of Incorporation(1)

     3.2   Bylaws(2)

     10.1  Bank of Montreal(2)

     10.2  Pacific Rim Investments Inc.(2)

     21.1  Subsidiaries of Registrant(3)

     23.1  Consent of Independent Chartered Accountants(3)

     27.1  Financial Data Schedule(3)

(1)  Incorporated by reference from Exhibit 3.3 of Form S-8 dated
     March 12, 1998.
(2)  Incorporated by reference from Form 10-SB dated June 18, 1997.
(3)  Filed herewith.

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                              CONSOLIDATED FINANCIAL STATEMENTS


                              STARNET COMMUNICATIONS INTERNATIONAL INC.



                              April 30, 1999

                    REPORT OF INDEPENDENT AUDITORS





To the Board of Directors and Shareholders of STARNET COMMUNICATIONS INTERNATIONAL INC.

We have audited the accompanying consolidated balance sheets of STARNET COMMUNICATIONS INTERNATIONAL INC. as of April 30, 1999 and 1998 and the related consolidated statements of income (loss) and retained earnings (deficit), shareholders' equity (deficiency) and cash flows for each of the two year periods ended April 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starnet Communications International Inc. at April 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years ended April 30, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.




Vancouver, Canada,                                  /s/ Ernst & Young LLP
June 30, 1999 (except as to note 13 which is at     Chartered Accountants
July 28, 1999)

STARNET COMMUNICATIONS INTERNATIONAL INC.

                      CONSOLIDATED BALANCE SHEETS
                      (in United States dollars)

As at April 30, 1999




                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                       4,999,943           140,462
Restricted cash                                         -           500,000
Accounts receivable [NOTE 3]                    2,670,626           133,930
Employee receivable                                     -            68,123
Prepaid expenses                                  149,085            61,691
Deposits [NOTE 4]                               1,398,344           257,717
Other current assets [NOTE 5]                   1,506,844           200,854
------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                           10,724,842         1,362,777
------------------------------------------------------------------------------
Capital assets (net) [NOTE 6]                   1,672,793         1,190,511
Deferred website costs [NOTE 7]                   284,956           255,884
Software development costs [NOTE 8]               610,313           465,759
Deferred income tax asset [NOTE 9]                145,968                 -
------------------------------------------------------------------------------
                                               13,438,872         3,274,931
------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT
Bank indebtedness                                       -           466,217
Accounts payable and accrued liabilities        1,370,652           520,031
Income taxes payable [NOTE 9]                     267,551            74,360
Deposits from customers [NOTE 10]               1,234,066           190,727
Deferred revenue                                  328,183           279,848
Current portion of capital lease
 obligations [NOTE 11]                            357,216           160,654
------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       3,557,668         1,691,837
------------------------------------------------------------------------------
Non-current portion of capital lease
 obligations [NOTE 11]                            461,279           258,298
Deferred income tax liability [NOTE 9]                  -            26,904
------------------------------------------------------------------------------
TOTAL LIABILITIES                               4,018,947         1,977,039
------------------------------------------------------------------------------
Commitments and contingencies [NOTE 13]
SHAREHOLDERS' EQUITY
Capital stock [NOTE 12]                         8,583,798         2,421,000
Retained earnings (deficit)                       883,893        (1,157,871)
Accumulated other comprehensive income (loss)     (47,766)           34,763
------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      9,419,925         1,297,892
------------------------------------------------------------------------------
                                               13,438,872         3,274,931
------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

On behalf of the Board:


          Director            Director

STARNET COMMUNICATIONS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF
             INCOME (LOSS) AND RETAINED EARNINGS (DEFICIT)
                      (in United States dollars)

Year ended April 30, 1999



                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

REVENUE
Sales                                           9,772,628         3,370,325
Cost of sales                                   2,196,306           984,343
------------------------------------------------------------------------------
GROSS MARGIN                                    7,576,322         2,385,982
------------------------------------------------------------------------------

EXPENSES
Development, selling, general and
 administrative                                 4,197,824         2,589,056
Depreciation and amortization                   1,220,820           638,888
Interest and bank charges                         109,170           124,534
------------------------------------------------------------------------------
                                                5,527,814         3,352,478
-----------------------------------------------------------------------------
Income (loss) from operations for the year      2,048,508          (966,496)
Other income (expenses)                            26,738           (22,986)
------------------------------------------------------------------------------
Income (loss) before income taxes               2,075,246          (989,482)
------------------------------------------------------------------------------
Income tax expense (recovery) [NOTE 9]:
 - current                                        205,711            74,360
 - deferred                                      (172,229)          (25,882)
------------------------------------------------------------------------------
Income taxes                                       33,482            48,478
------------------------------------------------------------------------------
NET INCOME (LOSS) FOR THE YEAR                  2,041,764        (1,037,960)

Deficit, beginning of year                     (1,157,871)         (119,911)
------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END OF YEAR          883,893        (1,157,871)
------------------------------------------------------------------------------

Basic earnings per share                            $0.09            $(0.05)
Weighted average number of common shares
  outstanding                                  22,951,546        21,002,885

Diluted earnings per share                          $0.08                 -

Weighted average number of common shares
  for diluted earnings per share               25,960,005                 -
------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

STARNET COMMUNICATIONS INTERNATIONAL INC.

                      CONSOLIDATED STATEMENTS OF
                   SHAREHOLDERS' EQUITY (DEFICIENCY)
                      (in United States dollars)

Year ended April 30, 1999




                                                                            Accumulated
                                         Common Stock          Retained        Other
                                         ------------          Earnings    Comprenensive
                                    Shares         Amount      (Deficit)      Income
                                       #               $           $             $
---------------------------------------------------------------------------------------
Balance, April 30, 1997 [NOTE 12]  20,000,000       20,000      (119,911)    28,948
Common shares issued for cash       2,450,000    2,450,000             -          -
Movement in other comprehensive
  income (loss) - foreign currency
  translation adjustments                   -            -             -      5,815
Net loss for the year                       -            -    (1,037,960)         -
Less: share issue costs                     -      (49,000)            -          -
---------------------------------------------------------------------------------------
Balance at April 30, 1998          22,450,000    2,421,000    (1,157,871)    34,763
Shares issued for cash pursuant to
  exercise of options               1,602,434    1,262,798             -          -
Shares issued for cash pursuant to
  exercise of warrants              2,450,000    4,900,000             -          -
Movement in other comprehensive
  income (loss) - foreign currency
  translation adjustments                   -            -             -    (82,529)
Net income for the year                     -            -     2,041,764          -
---------------------------------------------------------------------------------------
Balance at April 30, 1999          26,502,434    8,583,798       883,893    (47,766)
---------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

STARNET COMMUNICATIONS INTERNATIONAL INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in United States dollars)

Year ended April 30, 1999



                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               2,041,764        (1,037,960)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                    706,129           378,323
  Amortization of deferred website costs          393,793           326,754
  Amortization of software development costs      189,016            26,704
  Gain on disposal of fixed assets                      -            (1,262)
  Deferred income taxes                                 -           (25,882)
Changes in current assets and liabilities:
  (Increase) decrease in accounts
  receivable                                   (2,536,696)          (78,452)
  (Increase) decrease in employee
  receivable                                       68,123             7,604
  (Increase) in prepaid expenses                  (87,394)          (33,162)
  (Increase) in other current assets           (1,305,990)         (200,854)
  (Increase) in deferred income tax asset        (172,229)                -
  Increase in accounts payable and
  accrued liabilities                             850,621           173,114
  Increase (decrease) in income taxes
  payable                                         193,191            74,360
  Increase in deposit from customers            1,043,339           190,727
  Increase in deferred revenue                     48,335            56,844
------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                     1,432,002          (143,142)
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                       (570,492)         (527,008)
Restricted cash                                   500,000          (500,000)
Deferred website costs                           (422,865)         (393,585)
Software development costs                       (333,570)         (492,463)
Deposits                                       (1,140,627)         (229,097)
------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES          (1,967,554)       (2,142,153)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness         (466,217)          466,217
Repayment of loan                                       -          (200,343)
Proceeds from issuance of shares                6,162,798         2,401,000
Repayments to related parties                           -          (132,605)
Principal repayments under capital
lease obligations                                (280,714)         (141,872)
------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       5,415,867         2,392,397
------------------------------------------------------------------------------
Effect of exchange rate changes on cash           (20,834)            5,815
------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS DURING THE YEAR                    4,859,481           112,917
Cash and cash equivalents, beginning
 of year                                          140,462            27,545
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR          4,999,943           140,462
------------------------------------------------------------------------------

OTHER NON-CASH TRANSACTIONS
Leased assets acquired                            685,410           275,712
------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                      93,215            71,761
Income tax paid                                         -                 -
------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


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

Starnet Communications International Inc. operates through six wholly owned subsidiaries:

World Gaming Services Inc. ("World Gaming")
Softec Systems Caribbean Inc. ("Softec")
EFS (Electronic Financial Services) USA Inc. ("EFS USA")
EFS Caribbean Inc. ("EFS Caribbean")
EFS St Kitts Inc. ("EFS St Kitts")
Starnet Communications Canada Inc.

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

Softec, also of Antigua, is in the business of licensing customized, turn-key Internet gaming systems (similar to the World Gaming system) to independent parties wanting to participate in the online gaming industry. Softec provides a ready-to-use operation in exchange for an initial fee plus participation in the licensees' revenues.

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION (cont'd.)

EFS USA, incorporated in Nevada in December 1997, facilitates Internet commerce by providing a common currency "e-cash" on the Internet. Customers purchase e-cash from EFS USA by providing their credit card information through a secured link on the Internet. Merchants that have arrangements with EFS USA will accept their customers' payment in e-cash and settle with EFS USA in real currency such as US dollars. In return, EFS USA charges its merchants fees equaling a certain percentage of the transactions.

EFS Caribbean and EFS St. Kitts were incorporated in Antigua and in St. Kitts respectively and perform the same function as EFS USA.

Starnet Canada is based in Vancouver, British Columbia. Starnet Canada develops, markets and manages advanced online interactive media and information systems for the Internet. It also develops software on behalf of Softec.

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

REVENUE RECOGNITION

Revenue from dial-up access of on-line interactive media is recognized at the time services are rendered. Billings in advance of services are included in deferred revenue and recognized at the time services are rendered.

Initial license fees of gaming software are recognized as revenue upon the completion of the license sale transactions. Before the revenues are recognized, deposits from licensees are recorded as liabilities, and direct costs relating to the franchise sales are deferred.

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


2.  ACCOUNTING POLICIES (cont'd.)

On-line service revenues, gaming revenues and monthly licensing revenues are recognized over the period services are provided.

Gaming revenues are presented on a net basis (i.e. net of customer winnings).

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the estimated useful life of the assets at the following rates:

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

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


2.  ACCOUNTING POLICIES (cont'd.)

DEFERRED SOFTWARE CUSTOMIZATION COSTS

Costs which relate to the customization of software prior to the sale of the software to licensees are capitalized. These costs are released to the income statement once the software has been fully installed and revenue from the sale has been recognized.

CASH AND CASH EQUIVALENTS

For the purposes of the statement of cash flows, cash and cash equivalents consist of cash on hand and balances with banks, and investments in money market instruments.

FOREIGN CURRENCY TRANSLATION

All transactions in currencies other than the United States dollar during the year are translated at the exchange rates on the transaction dates. Monetary assets and liabilities denominated in a foreign currency are translated at the prevailing year-end rates of exchange. Exchange gains or losses are included in the consolidated statements of income (loss) and retained earnings (deficit).

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

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


2.  ACCOUNTING POLICIES (cont'd.)

NET EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards No. 128 ("FAS 128") regarding the determination and disclosure of earnings per share for the purpose of preparing its financial statements. The calculations of net earnings per common share are based upon the weighted average number of common shares of the Company outstanding during each year.

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


3. ACCOUNTS RECEIVABLE

Accounts receivable comprise:

                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

Amounts due from licensees                      2,570,683            50,000
Other                                             127,001           111,883
Less: allowance for bad debts                     (27,058)          (27,953)
------------------------------------------------------------------------------
                                                2,670,626           133,930
------------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


3. ACCOUNTS RECEIVABLE (cont'd.)

Substantially all of the Company's accounts receivable at April 30, 1999 relate to the licensing business. This concentration of customers may impact the Company's overall credit risk, either positively or negatively, in that such entities may be similarly affected by industry-wide changes in economic or other conditions. Historically to date, the Company has incurred insignificant credit losses against its receivables.


4. DEPOSITS

Deposits comprise:

                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

Equipment lease deposits [NOTE 11]                 60,881            62,893
Rolling reserve                                   282,137            14,186
Deposits held by merchant banks                 1,055,326           180,638
------------------------------------------------------------------------------
                                                1,398,344           257,717
------------------------------------------------------------------------------

The Company has obtained merchant accounts with two banks in the United States for credit card processing. Under the conditions of the merchant agreement, the Company is required to provide the banks with security deposits. The deposits will be held until the merchant accounts are cancelled and are non-interest bearing.

The rolling reserve represents a specified percentage of deposits which are held as collateral by the merchant banks for a set period of time.


5. OTHER CURRENT ASSETS

Other current assets comprise:

                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

Deferred gaming license costs                   1,333,333           146,565
Deferred software customization costs             173,511            54,289
------------------------------------------------------------------------------
                                                1,506,844           200,854
------------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


5. OTHER CURRENT ASSETS (cont'd.)

Deferred gaming license costs relate to amounts paid to the Antiguan government for the purchase of casino licenses. These licenses are held for sale to prospective licensees. This balance includes the purchase of a one year gaming license for World Gaming. This was purchased for $100,000 and has a carrying value of $83,333 at April 30, 1999 [1998 - $146,565].


6.  CAPITAL ASSETS

Property and equipment are recorded at cost less accumulated depreciation and comprise:


                                                          ACCUMULATED     NET BOOK
                                                COST      DEPRECIATION     VALUE
                                                  $             $            $
--------------------------------------------------------------------------------------
APRIL 30, 1999
Computer hardware and equipment               1,773,269       798,943      974,326
Computer hardware under capital leases          764,267       383,113      381,154
Automobiles under capital leases                 38,062        14,273       23,789
Leasehold improvements                          262,140       142,377      119,763
Furniture and fixtures                          125,971        64,390       61,581
Computer software                               104,143        36,963       67,180
Domain name                                      45,000             -       45,000
--------------------------------------------------------------------------------------
                                              3,112,852     1,440,059    1,672,793
--------------------------------------------------------------------------------------

APRIL 30, 1998
Computer hardware and equipment                 975,172       466,539      508,633
Computer hardware under capital leases          517,691       183,907      333,784
Automobiles under capital leases                 79,024        19,702       59,322
Leasehold improvements                          246,377        63,248      183,129
Furniture and fixtures                           88,152        31,821       56,331
Computer software                                66,614        17,302       49,312
--------------------------------------------------------------------------------------
                                              1,973,030       782,519    1,190,511
--------------------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


7.  DEFERRED WEBSITE COSTS

Website costs are recorded at cost less accumulated amortization and comprise:

                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

Net balance, beginning of year                    255,884           189,053
Costs capitalized during the year                 422,865           393,585
Current year amortization                        (393,793)         (326,754)
------------------------------------------------------------------------------
Net balance, end of year                          284,956           255,884
------------------------------------------------------------------------------

8.  SOFTWARE DEVELOPMENT COSTS

Software development costs are recorded at cost less accumulated amortization and comprise:


                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

Net balance, beginning of year                    465,759                 -
Costs capitalized during the year                 333,570           492,463
Current year amortization                        (189,016)          (26,704)
------------------------------------------------------------------------------
Net balance, end of year                          610,313           465,759
------------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


9.  INCOME TAXES

(a) Prior to 1998, all of the Company's operations were located in Canada. The income tax provision differs from the amount that would be computed by applying the combined federal and provincial income tax rate of 45.6% to the loss before taxes as follows:

                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

Provision based on income (loss) before
income taxes                                      946,727          (451,402)
Increase (decrease) in tax provision
resulting from:
  Expenses not deductible for income
   tax purposes                                    18,145            89,300
  Benefit of U.S. tax loss not currently
   recognized                                     407,356           129,460
  Lower effective income tax rates of
   foreign subsidiaries                        (1,141,530)          208,025
  Tax arising on software transfer                      -            70,294
  Recognition of operating loss
   carryforward                                  (122,856)           (9,275)
  Other                                           (74,360)           12,076
------------------------------------------------------------------------------
                                                   33,482            48,478
------------------------------------------------------------------------------

(b) Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The sources of temporary differences and the related deferred income tax amounts are as follows:

                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

  Property, plant and equipment                   195,376            89,317
  Net operating loss and credit carryforwards     129,460           129,460
------------------------------------------------------------------------------
                                                  324,836           218,777
  Valuation allowances                           (129,460)         (129,460)
------------------------------------------------------------------------------
  Deferred tax assets                             195,376            89,317
------------------------------------------------------------------------------
  Deferred website costs                          125,510           106,136
  Other                                           (76,102)           10,085
------------------------------------------------------------------------------
  Deferred tax liabilities                         49,408           116,221
------------------------------------------------------------------------------
  Deferred tax asset (liability), net             145,968           (26,904)
------------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


10.  DEPOSITS FROM CUSTOMERS
Deposits from customers is composed of:

                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

License fees                                      245,000           100,000
Gaming                                            989,066            90,727
------------------------------------------------------------------------------
                                                1,234,066           190,727
------------------------------------------------------------------------------

The deposits for license fees are for the sale of software licenses. The deposits are non-interest bearing.

The deposits for gaming represent deposits from customers for the purchase of electronic chips for the purpose of gambling. These deposits are non-interest bearing and repayable on demand.


11.  CAPITAL LEASE OBLIGATIONS

At April 30, 1999, the Company had entered into capital leases for equipment and automobiles.  The future payments for the 12 months ended
April 30 are:
                                                                      $
------------------------------------------------------------------------------

2000                                                                417,874
2001                                                                324,320
2002                                                                161,518
2003                                                                  5,575
2004                                                                  1,393
------------------------------------------------------------------------------
Total minimum lease payments                                        910,680
Less amounts representing interest at rates varying
from 6% to 11%                                                       92,185
------------------------------------------------------------------------------
Present value of minimum lease payments                             818,495
Current portion of capital lease obligations                        357,216
------------------------------------------------------------------------------
                                                                    461,279
------------------------------------------------------------------------------

Three of the equipment leases require the Company to pledge term deposits for $27,059, $16,911 and $16,911 respectively. The term deposits will be returned upon the expiry of the lease and are non-interest bearing.

The Company has guaranteed the residual value on 2 leased vehicles to be $14,193 and $22,676 at the end of the lease terms.

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


12.  SHARE CAPITAL

AUTHORIZED
100,000,000    Class A voting common shares, par value $0.001
50,000,000     Class B nonvoting common shares, par value $0.001
50,000,000     preferred shares, par value $0.001

(a) The Company had the following shares and warrants issued and outstanding:


                                             1999                       1998
                                   ------------------------    -----------------------
                                        #             $            #           $
--------------------------------------------------------------------------------------
Outstanding Class A shares,
  beginning of year                 22,450,000    2,421,000    20,000,000       20,000
Shares issued for cash                      -            -      2,450,000    2,450,000
Shares issued pursuant
 to exercise of options              1,602,706    1,262,798            -            -
Shares issued for cash pursuant
 to exercise of warrants             2,450,000    4,900,000            -            -
Less: share issue costs                     -            -             -       (49,000)
--------------------------------------------------------------------------------------
Outstanding Class A shares,
  end of year                       26,502,706    8,583,798    22,450,000    2,421,000
--------------------------------------------------------------------------------------

     On December 2, 1997, the Company completed an offering of 2,450,000 units at $1.00 per unit. Each unit consisted of one Class A voting common share and a single warrant exercisable at $2.00. Each warrant exercised at $2.00 entitled the purchaser to one Class A voting common share and a second warrant (the "Piggyback Warrant"). Each Piggyback Warrant may be exercised, within one year of the Piggyback Warrant being issued, at $4.00. The exercising of the Piggyback Warrant entitles the purchaser to one share of common stock.

     During the year ended April 30, 1999, all 2,450,000 warrants at $2.00 had been exercised. At April 30, 1999, none of the 2,450,000 outstanding $4.00 Piggyback Warrants were exercised. The Piggyback Warrants expire between February 8, 2000 and April 30, 2000.

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


12.  SHARE CAPITAL (cont'd.)


(b)  Stock Options

     On March 12, 1998, the Board of Directors approved a stock option plan, which authorized the issuance of 3,000,000 options to employees of the Company and its subsidiaries at an exercise price of $0.74. The options expire on January 1, 2008. On December 31, 1998, the Board of Directors authorized the issuance of up to 4,000,000 additional options at an exercise price to be determined based on the trading price of the Company's shares on the grant date.

     Options issued to employees generally vest straight-line on a monthly basis over two years while options issued to directors vest one-half immediately and one-half after one year. Options expire ten years after the date granted. As at April 30, 1999, 5,397,294 shares were reserved for issuance pursuant to the exercise of options.

     A summary of the Company's stock option activity and related information follows:

                                         1999                      1998
                               -------------------------- -------------------------
                                             Weighted                  Weighted
                                 Options Average Exercise Options  Average Exercise
                                    #         Price          #          Price
-----------------------------------------------------------------------------------
Outstanding at May 1            2,750,834      $0.74              -           -
Granted                         4,611,750      $1.57      2,750,834       $0.74
Exercised                      (1,602,706)     $0.83              -           -
Forfeited                        (623,083)     $0.84              -           -
-----------------------------------------------------------------------------------
Outstanding at April 30         5,136,795      $1.45      2,750,834       $0.74
-----------------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


12.  SHARE CAPITAL (cont'd.)

     At April 30, 1999, options outstanding were as follows:

                           Options Outstanding               Options Exercisable
                     --------------------------------     -------------------------
                                  Weighted
                                   Average
                                  Remaining  Weighted
                                 Contractual  Average                  Weighted
Range of               Options      Life     Exercise      Options     Average
Exercise Prices           #        (Years)     Price          #         Price
-----------------------------------------------------------------------------------

$0.74 - $1.43         1,718,409       9.1       $0.76     1,216,034      $0.76
$1.44 - $2.50         3,219,286       9.7       $1.51       777,955      $1.49
$2.51 - $5.99            73,600       9.8       $4.13         4,684      $4.08
$6.00 - $10.83          125,500       9.9       $7.90        30,248      $7.06
-----------------------------------------------------------------------------------
$0.74 - $10.83        5,136,795       9.5       $1.45     2,028,921      $1.14
-----------------------------------------------------------------------------------

(c)  Accounting for stock based compensation

     The Company has adopted the disclosure-only provisions of FAS 123, Accounting for "Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  1999              1998
                                                    $                 $
------------------------------------------------------------------------------

  Net income (loss) as reported                 2,041,764        (1,037,960)
  Pro forma net income (loss) under
   FAS 123                                        746,625        (1,125,949)
  Net income (loss) per share -
   basic, as reported                                0.09             (0.05)
  Pro forma net income (loss) per share -
   basic, under FAS 123                              0.03             (0.05)
  Net income (loss) per share - diluted,
   as reported                                       0.08                 -
  Pro forma net income (loss) per share -
   diluted, under FAS 123                            0.03                 -
------------------------------------------------------------------------------

  For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over a 2 year period.

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


12.  SHARE CAPITAL (cont'd.)

  The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model discounted for lack of liquidity with the following weighted-average assumptions:

                                                   1999              1998
                                                     $                 $
------------------------------------------------------------------------------

  Dividend yield                                        0%                0%
  Expected volatility                                 125%              122%
  Risk-free interest rate                             4.6%              5.4%
  Expected lives                                   2 years           2 years
------------------------------------------------------------------------------

  The weighted average fair value per share of stock options granted during 1999 and 1998 are $1.04 and $0.47 respectively.


13.  COMMITMENTS AND CONTINGENCIES

At April 30, 1999, the Company has entered into commitments for leases for premises and equipment. The future payments for the 12 months ended April 30 are:

                                                                      $
------------------------------------------------------------------------------

2000                                                                129,993
2001                                                                  8,550
2002                                                                  5,431
2003                                                                  5,431
2004                                                                  5,431
------------------------------------------------------------------------------
                                                                    154,836
------------------------------------------------------------------------------

On July 26, 1999, one of the Company's Internet gaming licensees announced in a press release that it was starting legal action immediately against the Company and its subsidiaries for $1billion for abusive breach of license agreement and other items. The Company has not received any formal legal notice of a lawsuit from the licensee in question.

The Company believes that the allegations contained in the above mentioned press release are without merit and intends to vigorously contest any lawsuit which arises from the announcement. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time although management is of the opinion that it will not result in any material losses to the Company.

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


13. COMMITMENTS AND CONTINGENCIES (cont'd.)

The company is the subject of a lawsuit now pending in the United States District Court for the District of Nevada. The claim is from a competitor for patent infringement. The amount of the damages claimed is unspecified.

It is the Company's intention to vigorously defend this lawsuit. The Company believes that the risk of being found liable and the plaintiff being awarded any substantial damages is low.


No provision has been made in these financial statements in respect of these matters.

14.  BUSINESS SEGMENTS

The segments described below are the components of the consolidated entity where separate financial information is available and evaluated by management in deciding how to allocate resources and in assessing performance.

                        ON-LINE
                      INTERACTIVE                WORLD    PROCESSING    ELIMI-   CONSOLIDATED
                         MEDIA      LICENSING    GAMING    SERVICES     NATIONS    BALANCE
APRIL 30, 1999             $            $           $         $           $           $
----------------------------------------------------------------------------------------------
Sales                  3,517,811    5,159,221    395,225    767,604     (67,233)  9,772,628
----------------------------------------------------------------------------------------------
Operating income (loss)  198,502    3,759,984   (431,227)  (435,274)              3,091,985
Interest expense                                                                   (109,170)
Corporate costs                                                                    (907,569)1
Income tax expense                                                                  (33,482)
----------------------------------------------------------------------------------------------
Net income                                                                        2,041,764
----------------------------------------------------------------------------------------------

1 This represents expenses incurred by the holding company (Starnet Communications International Inc.).

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


14.  BUSINESS SEGMENTS (cont'd.)

                        ON-LINE
                      INTERACTIVE                WORLD    PROCESSING    ELIMI-   CONSOLIDATED
                         MEDIA      LICENSING    GAMING    SERVICES     NATIONS    BALANCE
APRIL 30, 1998             $            $           $         $           $           $
----------------------------------------------------------------------------------------------
Sales                  3,112,813      150,000    107,512          -           -   3,370,325
----------------------------------------------------------------------------------------------
Operating income        (219,674)    (731,161)   (15,661)         -           -    (966,496)
Interest expense                                                                    (22,986)
Income tax expense                                                                  (48,478)
----------------------------------------------------------------------------------------------
Net loss                                                                         (1,037,960)
----------------------------------------------------------------------------------------------

The only significant country to which on-line interactive media sales are made is the United States.

IDENTIFIABLE ASSETS

                      ON-LINE
                    INTERACTIVE              WORLD   PROCESSING             ELIMI-  CONSOLIDATED
                       MEDIA    LICENSING    GAMING   SERVICES  CCORPORATE  NATIONS   BALANCE
APRIL 30, 1999           $          $          $        $           $          $         $
------------------------------------------------------------------------------------------------
                                                                                     (C)
Current assets         517,112  2,261,356    83,333  3,104,829  4,758,212         -  10,724,842
Capital assets       1,091,178     81,525   132,796    177,592    189,702         -   1,672,793
Deferred website
 costs                 284,956          -         -          -          -         -     284,956
Software development
 costs                       -    756,344         -          -          -  (146,031)    610,313
Defered income tax
 asset                       -          -         -          -    145,968         -     145,968
-------------------------------------------------------------------------------------------------
Total assets         1,893,246  3,099,225   216,129  3,282,421  5,093,882  (146,031) 13,438,872
------------------------------------------------------------------------------------------------

                      ON-LINE
                    INTERACTIVE              WORLD   PROCESSING             ELIMI-  CONSOLIDATED
                       MEDIA    LICENSING    GAMING   SERVICES  CCORPORATE  NATIONS   BALANCE
APRIL 30, 1998           $          $          $        $           $          $         $
------------------------------------------------------------------------------------------------
                                                                                     (C)
Current assets         856,296    205,529   300,952          -          -         -   1,362,777
Capital assets       1,140,449          -    50,062          -          -         -   1,190,511
Deferred website
 costs                 255,884          -         -          -          -         -     255,884
Software development
 costs                       -    600,000         -          -          -  (134,241)    465,759
-------------------------------------------------------------------------------------------------
Total assets         2,252,629    805,529   351,014          -          -  (134,241)  3,274,931
-------------------------------------------------------------------------------------------------

The on-line interactive media and corporate assets are domiciled in Canada. The licensing and gaming assets are domiciled in Antigua. Processing services assets are domiciled in the U.S., Antigua and St. Kitts.


15.  COMPARATIVE FIGURES

Certain amounts for 1998 have been reclassified to conform with the current year's presentation.


16.  YEAR 2000 ISSUE

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not

STARNET COMMUNICATIONS INTERNATIONAL INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in United States dollars)

Year ended April 30, 1999


addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Starnet Communications International Inc.
                               (Registrant)

Date  July 28, 1999      By: /s/ Paul Giles
                         ---------------------------------
                         President and Director

Date  July 28, 1999      By: /s/ Mark Dohlen
                         ---------------------------------
                         Chief Executive Officer and Director

Date  July 28, 1999      By: /s/ Chris Zacharias
                         ---------------------------------
                         Secretary, Treasurer, Director

Date  July 28, 1999      By: /s/ Wolf Bergelt
                         ---------------------------------
                         Director

Date  July 28, 1999      By: /s/ Nicholas Jackson
                         ---------------------------------
                         Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                         Date
---------                -----                         ----

/s/ Paul Giles           President and Director        July 28, 1999
--------------------

/s/ Mark Dohlen          Chief Executive Officer       July 28, 1999
--------------------     and Director

/s/ Chris Zacharias      Secretary, Treasurer,         July 28, 1999
--------------------     Director

/s/ Wolf Bergelt         Director                      July 28, 1999
--------------------

/s/ Nicholas Jackson     Director                      July 28, 1999
--------------------