Form 10KSB/A
period 1999-04-30
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1999-08-12
CIK 1039578

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                              FORM 10-KSB/A


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

PAUL GILES, 32: PRESIDENT & DIRECTOR
---------------------------------------------


Employment History: April 1988 - July 1995 Goldstein Productions Inc. (President, Director) Aug 1995 - Present Starnet Communications International (President, Director) Mr. Giles brings over 10 years of experience in a variety of entertainment and computer related fields, and has served as an employee of Starnet since the Company's inception. Previously, Mr. Giles was president and director of a Vancouver, Canada based entertainment management firm, Goldstein Productions Inc.


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

(3)  Incorporated by reference from Form 10-KSB dated April 30, 1999.


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

(Registrant)             Starnet Communications International Inc.

By:                      /s/ Mark Dohlen
                         ---------------------------------
                         Chief Executive Officer and Director

Date                     July 28, 1999

By:                      /s/ John Carley
                         ---------------------------------
                         Chairman of the Board, Chief Financial Officer,
                         Director

Date                     July 28, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By    /s/ Paul Giles             President and Director
      ------------------------
Date  July 28, 1999

By    /s/ Mark Dohlen            Chief Executive OFficer and Director
      ------------------------
Date  July 28, 1999

By    /s/ John Carley            Chairman of the Board, Chief Financial
      ------------------------   Officer and Director
Date  July 28, 1999

By    /s/ Chris Zacharias        Secretary, Treasurer, and Director
      ------------------------
Date  July 28, 1999

By    /s/ Wolf Bergelt           Director
      ------------------------
Date  July 28, 1999

By    /s/ Nicholas Jackson       Director
      ------------------------
Date  July 28, 1999