Form 10QSB
period 1999-07-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1999-09-14
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
        For the quarterly period ended:   July 31, 1999

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

Newgate Street
PO Box 3265
St. John's, Antigua
West Indies
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (268) 480-1651

425 Carrall Street, Mezzanine Level
Vancouver, B.C., Canada V6B 6E3
(Former name, former address and former fiscal year, if changed since last report.)

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

As of July 31, 1999, the registrant had 29,912,749 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);
Yes            No   X
    -----         -----

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

     Part I - Financial Information
     ------------------------------

Item 1 - Financial Statements:

STARNET COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
AS AT JULY 31, 1999 AND APRIL 30, 1999
(in thousands of US dollars)

                                                  July 31          April 30
                                                     1999              1999
---------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                          12,138             5,000
Accounts receivable                                 4,777             2,671
Prepaid expenses                                      392               149
Deposits                                            1,527             1,398
Other current assets                                2,241             1,507
---------------------------------------------------------------------------
TOTAL CURRENT ASSETS                               21,075            10,725
---------------------------------------------------------------------------
Capital assets (net)                                2,180             1,673
Deferred website costs (net)                          245               285
Software development costs (net)                      541               610
Deferred income tax asset                             147                 0
---------------------------------------------------------------------------
                                                   24,188            13,293
---------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities            1,988             1,371
Income taxes payable                                  312               268
Deposits from customers                             1,670             1,234
Deferred revenue                                      322               328
Current portion of capital lease obligations          332               357
---------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                           4,624             3,558
---------------------------------------------------------------------------
Non-current portion of capital lease
  obligations                                         600               461
Deferred income tax liability                           0              (146)
---------------------------------------------------------------------------
TOTAL LIABILITIES                                   5,224             3,873
---------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                      17,477             8,584
Retained earnings                                   1,497               884
Accumulated other comprehensive loss                  (10)              (48)
---------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                         18,964             9,420
---------------------------------------------------------------------------
                                                   24,188            13,293
---------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE THREE MONTH PERIODS ENDING JULY 31
(in thousands of US dollars except per share information)

                                                     1999              1998
----- ---------------------------------------------------------------------

REVENUE
Sales                                               3,615               659
Cost of sales                                         866               216
---------------------------------------------------------------------------
GROSS MARGIN                                        2,749               443
---------------------------------------------------------------------------

EXPENSES
Development, selling, general and
  administrative                                    2,336               526
---------------------------------------------------------------------------

Income (loss) from operations                         413               (83)
---------------------------------------------------------------------------

Other income (expenses)                                29               (20)

---------------------------------------------------------------------------
Net income from continuing operations before
  income taxes                                        442              (103)
---------------------------------------------------------------------------

Income tax expense (recovery)
  current                                               0                 0
  deferred                                              0                 0
---------------------------------------------------------------------------
Income taxes                                            0                 0
---------------------------------------------------------------------------

Income from continuing operations                     442              (103)

Income from discontinued operations of the
  on-line interactive media division (less
  applicable income taxes of 1999 - $45
  and 1998 - nil)                                     171               206
---------------------------------------------------------------------------

NET INCOME FOR THE PERIOD                             613               103

Retained earnings (deficit), beginning of period      884            (1,158)
---------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END OF PERIOD          1,497            (1,055)
---------------------------------------------------------------------------


Basic earnings per share from continuing
  operations                                  $      0.02       $         -
Basic earnings per share                      $      0.02       $         -
Weighted average number of common shares
  outstanding                                  27,639,450        22,450,000

Diluted earnings per share from continuing
  operations                                  $      0.01       $         -
Diluted earnings per share                    $      0.02       $         -
Weighted average number of common shares
  outstanding for diluted earnings per
  share                                        33,103,494        22,450,000

STARNET COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDING JULY 31
(in thousands of US dollars)

                                                     1999              1998
---------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            613               103
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                        262               167
  Amortization of deferred website costs               36               132
  Amortization of software development costs           69                40
Changes in current assets and liabilities:
  Increase in accounts receivable                  (2,106)             (197)
  Increase in prepaid expenses                       (243)               (1)
  Increase in other assets                           (735)                0
  Increase in accounts payable
    and accrued liabilities                           620                90
  Increase in income taxes payable                     44                 0
  Increase in deposits from customers                 436               309
  Decrease in deferred revenue                         (6)              (14)
---------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                        (1,010)              629
---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                           (528)              (99)
Deferred website costs                                  0              (169)
Software development costs                              0               (82)
Deposits                                             (129)              (38)
---------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                          (657)             (388)
---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in bank indebtedness                           0               (12)
Proceeds from issuance of shares                    8,893                 0
Principal repayments under capital
  lease obligations                                  (151)              (58)
---------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           8,742               (70)
---------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                63                63
---------------------------------------------------------------------------


NET INCREASE IN CASH DURING THE YEAR                7,138               234
Cash, beginning of year                             5,000               140
---------------------------------------------------------------------------
Cash, end of year                                  12,138               374
---------------------------------------------------------------------------


OTHER NON-CASH TRANSACTIONS
Leased assets acquired                                282                 0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                          10                25
Income tax paid                                         0                 0

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (All figures are in thousands of US dollars)

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

The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc. of Antigua. Softec Systems Caribbean Inc., also of Antigua, licenses its gaming software to third parties for a set up fee and monthly royalty. Since the beginning of fiscal 1999, revenues from all components of the gaming business, which include licensing, casino operations and financial transaction processing, have undergone tremendous growth and represented a majority of revenues in the last fiscal year. As revenues from Internet gaming continue to grow, the Company decided in August 1999 to focus on the Internet gaming business by divesting itself from the adult entertainment industry completely. As a result, income from Internet adult entertainment was classified as income from discontinued operations and comparable figures were adjusted accordingly.

The following tables set forth selected information from the statements of operations for the three months ended July 31, 1999 and 1998 and the balance sheets as at July 31, 1999 and April 30, 1999.

Selected Statement of Operations Information
--------------------------------------------

                                        For the three months ended
                                    July 31, 1999         July 31, 1998
                                    -------------         -------------


Net Sales                                   3,615                   659
Gross Margin                                2,749                   443
Operating Expenses                          2,336                   526
Income (loss) from continuing operations      442                  (103)
Income from discontinued operations           171                   206
Net Income                                    613                   103


Selected Balance Sheet Information
----------------------------------

                                   At July 31, 1999      At April 30, 1999
                                   ----------------      -----------------

Cash and Cash Equivalents                  12,138                 5,000
Working Capital                            16,451                 7,167
Total Assets                               24,188                13,293
Long Term Debt                                600                   461
Retained Earnings                           1,497                   884
Total Shareholders' Equity                 18,964                 9,420

The Company's revenues increased 449% to $3,615 for the three months ended July 31, 1999 compared to $659 for the three months ended July 31, 1998. The growth is primarily due to the increase in the number of licensees and licensees' revenues. Including revenues from adult entertainment which was reclassified, total revenues should have been $4,467 for the quarter ended July 31, 1999, representing a growth of 18% from $3,788 for the quarter ended April 30, 1999. The Company expects a substantial growth in revenues for the next quarter as it enters the upcoming sports seasons.

At July 31, 1999, the Company had completed the software for 35 licensees, but some of these licensees were not in operation pending confirmation of their gaming licenses. In June 1999, the Company terminated the licensing agreement with one of its licensees due to non-payment of the on-going royalty. At July 31, 1999, the receivable from this terminated licensee amounted to approximately $250 for which an allowance has been made. Legal action has already been taken in an attempt to collect the outstanding balance from this licensee. The Company does not expect the loss in revenues from this licensee to be significant as more licensees commence operations and revenues of their casino operations increase.

Along with the growth in sales, gross margin increased to $2,749 for the quarter ended July 31, 1999 from $443 for the prior year quarter. Gross margin increased from 67% for the three months ended July 31, 1998 to 76% for the three months ended July 31, 1999 due to efficiencies gained from an increased number of licensees.

Operating expenses increased by 344% to $2,336 for the quarter ended
July 31, 1999 from $526 for the prior year quarter. However, as a percentage of sales, operating expenses decreased from 80% to 65% as a result of substantial revenue growth and efficiencies gained as the Company handled a greater level of activity. The Company expects an increase in operating expenses for the next quarter due to higher legal costs and the expenses incurred in relocating its headquarters to Antigua.

No tax provision was made for the three months ended July 31, 1999 as the Company's income is solely generated from companies in jurisdictions where there is no income tax. However, income generated from the adult entertainment business is subject to Canadian income tax and an income tax expense of $45 was included in the income from discontinued operations.

Net income from continuing operations for the quarter ended July 31, 1999 was $442 compared to a loss $103 for the prior year quarter. Net income for the quarter ended July 31, 1999 was $613 compared to $103 for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 31, 1999, the Company had $12,138 in cash and cash equivalents compared to $5,000 at April 30, 1998. The increase in cash balance is mainly a result of the exercise of stock options and warrants in the quarter ended July 31, 1999. Due to an investigation by Canadian authorities of the business operations of the Company, two of the Company's bank accounts with a Canadian bank were frozen on August 25, 1999 pursuant to an Ex Parte Restraint Order granted by the Honourable Associate Chief
Justice pending the outcme of the investigation. The amount affected totaled approximately $6.9 million. Despite the fact that the Restraint Order is slowing down the Company's expansion plan, it does not prevent the Company from continuing its operations or expansion plan. The Company has filed an application to revoke or vary the Restraint Order.

Working capital at July 31, 1999 increased significantly to $16,451 from $7,167 at April 30, 1999. Accounts receivable increased from $2,671 at April 30, 1999 to $4,777 at July 31, 1999. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees that have their own merchant accounts. Deposits at July 31, 1999 increased by $129 from $1,398 at April 30, 1999 due to increased deposits for higher processing volume. Other current assets at July 31, 1999 amounted to $2,241 compared to $1,507 at April 30, 1999. The increase is mainly due to prepayments made to the Antiguan government for the purchase of additional casino licenses. The casino licenses are held for sale to prospective licensees.

Net cash generated from (used for) operations for the three months ended July 31, 1999 decreased by $2,278 to ($1,010) from $629 for the three months ended July 31, 1998. The decrease in cash from operations was mainly due to the increase in accounts receivable, deposits and other assets.

Net cash used for investing activities for the quarter ended July 31, 1999 was $657 compared to $388 for the prior year quarter. The increase in cash used is mainly due to increase in capital assets to cope with increased volume.

Net cash provided by financing activities for the three months ended July 31, 1999 was $8,742 compared to a net use of $70 for the three months ended July 31, 1998. The increase was from the proceeds of the exercise of stock options and warrants.

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

The Company has not developed a contingency plan for dealing with Year 2000 risks at this time.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit No.         Description
          -----------         -----------
               27             Financial Data Schedule

     (b)  There are no reports on Form 8-K that were filed for the quarter.

                               SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date:  September 14, 1999     /s/ PAUL GILES
                              ---------------------------------
                              Paul Giles
                              President and Secretary/Treasurer



Date:  September 14, 1999     /s/ JOHN CARLEY
                              ---------------------------------
                              John Carley
                              Chief Financial Officer