Form 10QSB
period 1999-10-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 1999-12-15
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
        For the quarterly period ended:   October 31, 1999

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


(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X        No
              -----         -----
As of October 31, 1999, the registrant had 31,226,507 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);
Yes            No   X
    -----         -----

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

     Part I - Financial Information
     ------------------------------

Item 1 - Financial Statements:


STARNET COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEET
AS AT OCTOBER 31, 1999 AND APRIL 30, 1999
(in thousands of US dollars)

                                          (UNAUDITED)
                                           OCTOBER 31,        OCTOBER 31,
                                             1999                1998
--------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                     8,162               5,000
Restricted cash                               6,855                   0
Accounts receivable                           6,638               2,671
Prepaid expenses                                621                 149
Deposits                                      2,825               1,398
Other current assets                          2,234               1,507
--------------------------------------------------------------------------
TOTAL CURRENT ASSETS                         27,335              10,725
--------------------------------------------------------------------------
Capital assets (net)                          3,258               1,673
Deferred website costs (net)                    180                 285
Software development costs (net)                473                 610
Deferred income tax asset                       150                 146
--------------------------------------------------------------------------
                                             31,396              13,439
--------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS'
EQUITY
CURRENT
Accounts payable and accrued liabilities      4,256               1,371
Income taxes payable                            326                 268
Deposits from customers                       3,371               1,234
Deferred revenue                                194                 328
Current portion of capital lease
  obligations                                   340                 357
--------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                     8,487               3,558
--------------------------------------------------------------------------
Non-current portion of capital lease
   obligations                                  576                 461
--------------------------------------------------------------------------
TOTAL LIABILITIES                             9,063               4,019
--------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                20,610               8,584
Retained earnings                             1,838                 884
Accumulated other comprehensive loss           (115)                (48)
--------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                   22,333               9,420
--------------------------------------------------------------------------
                                             31,396              13,439
--------------------------------------------------------------------------

STARNET COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF INCOME
FOR THE PERIODS ENDING OCTOBER 31
(in thousands of US dollars except per share information)

-----------------------------------------------------------------------------
                                        (UNAUDITED)         (UNAUDITED)
                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                        OCTOBER 31           OCTOBER 31
                                      1999      1998      1999      1998
-----------------------------------------------------------------------------

REVENUE
Sales
  Licensing                               938       625     2,188       625
  Royalties and fees                    3,404       366     5,769     1,025
-----------------------------------------------------------------------------
Total Sales                             4,342       991     7,957     1,650
Cost of sales                             931       218     1,797       434
-----------------------------------------------------------------------------
GROSS MARGIN                            3,411       773     6,160     1,216
-----------------------------------------------------------------------------

EXPENSES
Development, selling, general and       3,003       763     5,339     1,289
administrative
-----------------------------------------------------------------------------

Income (loss) from operations             408        10       821       (73)
-----------------------------------------------------------------------------

Other income (expenses)                    52        39        81        19

-----------------------------------------------------------------------------
Net income from continuing operations     460        49       902       (54)
before income taxes
-----------------------------------------------------------------------------

Income tax expense (recovery)
  Current                                  53       (74)       53       (74)
  Deferred                                  0         0         0
-----------------------------------------------------------------------------
Income taxes                               53       (74)       53       (74)
-----------------------------------------------------------------------------

Income from continuing operations         407       123       849        20

Income (loss) from discontinued operations
  of the on-line Interactive media
  division (less applicable income taxes
  of 1999 - $45  and 1998 - nil)          (66)      124       105       330
-----------------------------------------------------------------------------

NET INCOME FOR THE PERIOD                 341       247       954       350

Retained earnings (deficit), beginning
  of period                             1,497    (1,055)      884    (1,158)
-----------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT),
END OF PERIOD                           1,838      (808)    1,838      (808)
-----------------------------------------------------------------------------


Basic earnings per share from continuing
operations                        $     0.01  $     0.01  $     0.03  $      -
Basic earnings per share          $     0.01  $     0.01  $     0.03  $     0.02
Weighted average number of common
  shares Outstanding              30,483,604  22,450,000  29,054,349  22,450,000

Diluted earnings per share from
continuing operations             $     0.01  $     0.01  $     0.03  $      -
Diluted earnings per share        $     0.01  $     0.01  $     0.03  $     0.01
Weighted average number of common
  shares outstanding for diluted
  earnings per share              33,259,232  22,450,000  33,174,185  22,450,000

STARNET COMMUNICATIONS INTERNATIONAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIODS ENDING OCTOBER 31
(in thousands of US dollars)

                                         (UNAUDITED)         (UNAUDITED)
                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                          OCTOBER 31          OCTOBER 31

                                        1999      1998       1999     1998
-----------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                341       247       954       350
Adjustments to reconcile net income to
  net cash provided by operating
   activities:
  Depreciation                            384       165       646       332
  Amortization of deferred website costs   70       113       106       245
  Amortization of software development
   costs                                   69        40       138        80
  Gain on disposal of fixed assets          0        (4)        0        (4)
Changes in current assets and liabilities:
  Decrease (increase) in accounts
   receivable                          (1,862)     (272)   (3,968)     (469)
  Decrease (increase) in prepaid
   expenses                              (229)       77      (472)       76
  Decrease (increase) in other assets       8         0      (727)        0
  Increase (decrease) in accounts
    payable and accrued liabilities     2,266        11     2,886       101
  Increase (decrease) in income taxes
    payable                                14       (74)       58       (74)
  Increase (decrease) in deposits
    from customers                      1,700      (105)    2,136       204
  Increase (decrease) in deferred
    revenue                              (128)       32      (134)       18
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)          2,633       230     1,623       859
OPERATING ACTIVITIES
-----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets             (1,411)      (78)   (1,939)     (177)
Deferred website costs                      0      (130)        0      (299)
Software development costs                  0      (166)        0      (248)
Deposits                               (1,297)        2    (1,426)      (36)
-----------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)         (2,708)     (372)   (3,365)     (760)
INVESTING ACTIVITIES
-----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase) decrease in bank indebtedness     0         5         0        (7)
Proceeds from loan                          0        73         0        73
Proceeds from issuance of shares        3,134         0    12,027         0
Principal repayments under capital        (38)      (54)     (189)     (112)
lease obligations
-----------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING          3,096        24    11,838       (46)
ACTIVITIES
-----------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH  (142)       17       (79)       80
-----------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH         2,879      (101)   10,017       133
DURING THE PERIOD
Cash, beginning of period              12,138       374     5,000       140
-----------------------------------------------------------------------------
CASH, END OF PERIOD                    15,017       273    15,017       273
-----------------------------------------------------------------------------


OTHER NON-CASH TRANSACTIONS
Leased assets acquired                      0         0       282         0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                              19        24        29        49
Income tax paid                             0         0         0         0

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

The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc. of Antigua. Starnet Systems International Inc. (formerly Softec Systems Caribbean Inc.), also of Antigua, licenses its gaming software to third parties for a set up fee and monthly royalty. Since the beginning of fiscal 1999, revenues from all components of the gaming business, which include licensing, casino operations and financial transaction processing, have undergone tremendous growth and represented a majority of revenues in the last fiscal year. As revenues from Internet gaming continue to grow, the Company decided in August 1999 to focus on the Internet gaming business by divesting itself from the adult entertainment industry completely. As a result, income from Internet adult entertainment is classified as income from discontinued operations and comparable figures have been adjusted accordingly. The Company has identified potential purchasers and hopes to finalize a sale of the division in the near future.

The following tables set forth selected information from the statements of operations for the three months ended October 31, 1999 and 1998 and the balance sheets as at October 31, 1999 and April 30, 1999.

Selected Statement of Operations Information
--------------------------------------------

                                             For three months ended
                                     October 31, 1999       October 31, 1998
                                     ----------------       ----------------

Net Sales                                   4,342                   991
Gross Margin                                3,411                   773
Operating Expenses                          3,003                   763
Income from continuing operations             407                   123
Income (loss) from discontinued
 operations                                   (66)                  124
Net Income                                    341                   247

Selected Balance Sheet Information
----------------------------------

                                    At October 31, 1999   At April 30, 1999
                                    -------------------   -----------------

Cash and Cash Equivalents                   8,162                 5,000
Restricted Cash                             6,855                     0
Working Capital                            18,848                 7,167
Total Assets                               31,396                13,439
Long Term Debt                                576                   461
Retained Earnings                           1,838                   884
Total Shareholders' Equity                 22,333                 9,420

The Company's revenues increased 338% to $4,342 for the three months ended October 31, 1999 compared to $991 for the three months ended October 31, 1998. The revenue for the quarter increased 20% from the first quarter ended July 31, 1999 revenue of $3,615. The growth is primarily due to the increase in the number of licensees and licensees' revenues. Licensing fees fell slightly in the quarter to $938 from $1,250 in the first quarter of the current fiscal year. However, royalties and fees rose 44% from $2,365 in the first quarter to $3,404 in the current quarter. The Company expects revenues to continue to grow in the next quarter.

At October 31, 1999, the Company had completed the software for 43 licensees, but some of these licensees were not in operation pending confirmation of their gaming licenses. In June 1999, the Company terminated the licensing agreement with one of its largest licensees due to non-payment of the on-going royalty. At October 31, 1999, the receivable from this terminated licensee amounted to approximately $250 for which an allowance has been made. Legal action has already been taken in an attempt to collect the outstanding balance from this licensee. The Company does not expect the loss in revenues from this licensee to be significant as more licensees commence operations and revenues of their casino operations increase.

Along with the growth in sales, gross margin increased to $3,411 for the quarter ended October 31, 1999 from $773 for the comparable quarter. Gross margin is steady at 78% for the quarters ended October 31, 1999 and 1998.

Operating expenses increased by 294% to $3,003 for the quarter ended October 31, 1999 from $763 for the prior year quarter. However, as a percentage of sales, operating expenses decreased from 77% to 69% as a result of substantial revenue growth and efficiencies gained as the Company handled a greater level of activity.

Included in these operating expenses are costs related to development of an improved version of the Company's gaming software. Under generally accepted accounting principles, these costs cannot be capitalized, but are estimated to be $500 for the six months ended October 31, 1999.

Part of the increase in operating costs for the current quarter is due to legal costs incurred by the Company to defend a lawsuit from a former licensee and an investigation by the Canadian authorities into its business activities. In the current quarter, the company has incurred approximately $200 in legal fees for these matters. The Company expects both of these matters to not have a long-term detrimental effect on the operations of the Company.

The Company also experienced a disruption in the processing of credit cards for payments related to its adult division. This caused a decrease in revenue in September and October and resulted in a loss from discontinued operations for the quarter. The problems have been resolved and the Company is continuing efforts to recover at least a portion of lost revenues.

The tax provision recorded in the quarter relates to the operations of the Company in Canada. The majority of its operations occur in jurisdictions where there is no income tax. A portion of the tax relates to income generated from the adult entertainment business and an income tax expense of $45 was recorded in the income from discontinued operations for the first quarter of 1999.

Net income from continuing operations for the quarter ended October 31, 1999 was $407, compared to $123 for the prior year quarter. This is down slightly from the first quarter ended July 31 of $442. Net income for the quarter ended October 31, 1999 was $341 , compared to $247 for the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At October 31, 1999, the Company had $15,017 in cash and cash equivalents compared to $5,000 at April 30, 1998. The increase in cash balance is mainly a result of the exercise of stock options and warrants in the six months ended October 31, 1999. Due to the investigation by Canadian authority of the business operations of the Company, two of the Company's bank accounts with a Canadian bank were frozen on August 25, 1999 pursuant to an interim Restraint Order granted by the Honourable Associate Chief Justice. The amount affected totaled approximately $6.9 million. Despite the fact that the interim restraint order is slowing down the Company's expansion plan, it does not prevent the Company from continuing its operations. The Company is appealing the decision of the Court to refuse to revoke the interim Restraint Order.

Working capital at October 31, 1999 increased significantly to $18,848 from $7,167 at April 30, 1999. Accounts receivable increased from $2,671 at April 30, 1999 to $6,638 at October 31, 1999. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees that have their own merchant accounts. Other current assets at October 31, 1999 amounted to $2,234 compared to $1,507 at April 30, 1999. The increase is mainly due to prepayments made to the Antiguan government for the purchase of additional casino licenses. The casino licenses are held for sale to prospective licensees.

Net cash generated from operations for the three months ended October 31, 1999 was $1,109 compared to $230 for the three months ended October 31, 1998. In the current year, the increase in accounts receivable was more than offset by increases in deposits from customers and increases in payables to licensees from the increased activity of the gaming operations.

Net cash used for investing activities for the quarter ended October 31, 1999 was $1,182 compared to $372 for the prior year quarter. The increase in cash used is mainly due to purchases of capital assets to cope with increased volume.

Net cash provided by financing activities for the three months ended October 31, 1999 was $3,096 compared to $24 for the three months ended October 31, 1998. The increase was from the proceeds of the exercise of stock options and warrants.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.


     Part II - Other Information
     ---------------------------

Item 1 - Legal Proceedings

The following are existing legal claims against the Company:

Her Majesty the Queen in Right of Canada

     A claim has been made by Her Majesty against The Company for the sum of approximately $7 million (U.S.). The basis for the claim is that these funds are proceeds of crime and accordingly should be forfeited to the Crown.

Las Vegas Casino Inc.


Claimant: Las Vegas Casino Inc.

Defendant:     The Company and other defendants

Court:    Supreme Court of British Columbia Action number C994793 Vancouver
Registry

Claim:    Damages, Exemplary Damages, Declaration, Accounting, Interest and
Costs.


     The plaintiff alleges that:

1. A subsidiary of the Company, Softec Systems Caribbean Inc. wrongfully terminated its license agreement and that it has suffered a loss thereby;

2. The Company or its subsidiaries wrongfully failed to pay to it monies that its gambling web sites generated; and

3. The software provided by the Company or its subsidiaries was defective and it lost business as a result of the problems associated with it.


U. S. class action claims


A:   Action Number:      99-702 United States District Court
                         District of Delaware

Plaintiff:          Manuel Jankovits

Defendants          The Company
                    John Carley
                    Mark Dohlen
                    Christopher H. Zacharias


B:   Action number:      99-716 United States District Court
                         District of Delaware

Plaintiff:          Philip J. Pendery

     Defendants          The Company
                         Same as above plus Jason King


C:   Action Number:      99-750 United States District Court
                         District of Delaware

Plaintiff:          Vinh Nguyen

     Defendants:         The Company
                         Same as above plus Jason King

D:   Action Number:      99-758 United District Court
                         District of Delaware

Plaintiff:          On-Site Trading Inc.

     Defendants:         The Company
                         Same as above

E.   Action Number:      99-7994 United States District Court
                         District of Delaware

     Plaintiff:          Jeff Moore

     Defendants:         The Company
                         Same as above

F.   Action Number:      99-806 United States District Court
                         District of Delaware

     Plaintiff:          Paul Matinez

     Defendants:         The Company
                         Same as above plus Jason King

G.   Action Number:      99-817 United States District Court
                         District of Delaware

     Plaintiff:          Joseph Guisinger

     Defendants:         The Company
                         Same as above

H.   Action Number:      99-852 United States District Court
                         District of Delaware

     Plaintiff:          Terry Perrine

     Defendants:         The Company
                         Same as above

I.   Action Number:      99/845 United States District Court
                         District of Delaware

     Plaintiff:          Robert Reynolds

     Defendants:         The Company
                         Same as above


J.   Action number       99-681 United States District

Plaintiff           Alan Fenster

Defendants               The Company
                         John Carley
                         Mark Dohlen
                         Christopher Zacharias

     The basis for all of the U.S. claims is similar in that the plaintiffs generally allege that the Company:

1. Failed to properly advise its investors of the risks associated with its business;

2. Misled its investors as to the risks associated with its business;

3. Mislead its investors by telling them that it was not allowing gambling within Canada and the United States when it in fact was; and

4. Mislead its investors by telling them that their business was legal within Canada and the United States when it was not.

     In each of the above U.S. class action claims the plaintiffs are requesting the following relief:

1. Declaration of a class;

2. Damages for the class; and

3. Costs for the class.


Item 5 - Other Information

Kyl Bill
--------

The Internet Gambling Prohibition Act of 1999 (Kyl Bill) passed by the U.S. Senate on November 22, 1999 (and its counterpart in the House, the Goodlatte Bill) could have a negative affect on certain Internet companies involved in the online gaming business if passed into law. A previous version of the Kyl Bill passed the U.S. Senate last year but did not become law.

There are many objections to the Kyl Bill, including the impracticality of enforcement, the infringement on constitutional protections of freedom of expression and the potential threat it poses to the overall development of e-commerce and the Internet.

The Kyl Bill contains several exemptions that provide special protections to horse racing, dog racing, state lotteries, Indian tribes, hotel-casinos and fantasy leagues. These exemptions may lay the groundwork for special protections for other companies on the Internet.

Starnet is developing products (such as Internet Horse Racing) which will allow its licensees to generate revenues from Internet-based gaming activities that will fit within the exemptions of the Kyl Bill.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit No.         Description
          -----------         -----------

               27             Financial Data Schedule

     (b) The Company filed reports on Form 8-K on August 27, 1999 and November 2, 1999 and on Form 8-KA on September 9, 1999.


               SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date:  December 15, 1999 /s/ MELDON ELLIS
                         -----------------------------------
                         Meldon Ellis
                         President and Secretary/Treasurer


Date:  December 15, 1999 /s/ JOHN CARLEY
                         -----------------------------------
                         John Carley
                         Chief Financial Officer