Form 10QSB
period 2000-01-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 2000-03-14
CIK 1039578

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
        For the quarterly period ended:   January 31, 2000

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

Newgate Street, P.O. Box 1589
St. John's, Antigua, West Indies
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (268) 480-1651

As of January 31, 2000, the registrant had 31,531,488 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one);
          Yes            No   X
              -----         -----

The registrant meets the conditions set forth in General Instruction and is therefore filing this Form with the reduced disclosure format.

     Part I - Financial Information
     ------------------------------

Item 1 - Financial Statements:

Starnet Communications International Inc.
Consolidated Balance Sheet
As at January 31, 2000 and April 30, 1999
(in thousands of US dollars)

                                              (Unaudited)
                                               January 31          April 30
                                                     2000              1999
-----------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                           5,927             5,866
Restricted cash                                     6,937                 0
Reserves and deposits with credit card processors   4,504               282
Accounts receivable                                 3,005             2,671
Prepaid expenses and deposits                         616               399
Other current assets                                1,638             1,507
-----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                               22,627            10,725
-----------------------------------------------------------------------------
Capital assets (net)                                4,815             1,673
Deferred website costs (net)                          129               285
Software development costs (net)                        0               610
Deferred income tax asset                             152               146
-----------------------------------------------------------------------------
                                                   27,723            13,439
-----------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT
Accounts payable and accrued liabilities            4,565             1,371
Income taxes payable                                  238               268
Deposits from customers                             3,636             1,234
Deferred revenue                                      160               328
Current portion of capital lease obligations          487               357
-----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                           9,086             3,558
-----------------------------------------------------------------------------
Non-current portion of capital lease
  obligations                                         600               461
-----------------------------------------------------------------------------
TOTAL LIABILITIES                                   9,686             4,019
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                      20,913             8,584
Retained earnings (deficit)                        (3,092)              884
Accumulated other comprehensive loss                  216               (48)
-----------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                         18,037             9,420
-----------------------------------------------------------------------------
                                                   27,723            13,439
-----------------------------------------------------------------------------

Starnet Communications International Inc.
Consolidated Statement of Operations
For the Periods Ending January 31
(in thousands of US dollars except per share information)

                                             (Unaudited)                (Unaudited)
                                         Three Months Ended         Nine Months Ended
                                             January 31                 January 31

                                         2000          1999         2000         1999
------------------------------------------------------------------------------------------
REVENUE
Sales
  Licensing                                   770           250        2,958          875
  Royalties and fees                        3,646         1,469        9,415        2,494
------------------------------------------------------------------------------------------
Total Sales                                  4,416        1,719       12,373        3,369
Cost of sales                                1,751          328        3,548          762
------------------------------------------------------------------------------------------
Gross profit                                 2,665        1,391        8,825        2,607
------------------------------------------------------------------------------------------

EXPENSES
Development, selling, general and
 administrative                              4,227          918        9,377        2,207
Provision for bad debts                      1,443            0        1,443            0
Legal                                        1,723            0        1,912            0
------------------------------------------------------------------------------------------
Total expenses                               7,393          918       12,732        2,207
------------------------------------------------------------------------------------------

Income (loss) from operations               (4,728)         473       (3,907)         400
------------------------------------------------------------------------------------------

Other income (expenses)                        105            0          186           19

------------------------------------------------------------------------------------------
Net income from continuing operations
 before income taxes                        (4,623)         473       (3,721)         419
------------------------------------------------------------------------------------------

Income tax expense (recovery)
  current                                        0            0           53          (74)
  deferred                                       0            0                         0
------------------------------------------------------------------------------------------
Income taxes                                     0            0           53          (74)
------------------------------------------------------------------------------------------

Income from continuing operations           (4,623)         473       (3,774)         493

Income (loss) from discontinued
  operations of the on-line interactive
  media division (less applicable income
  taxes of 1999 - $45  and 1998 - nil)        (307)         416         (202)         746
------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD            (4,930)         889       (3,976)       1,239

Retained earnings (deficit), beginning
 of period                                   1,838         (808)         884       (1,158)
------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END
 OF PERIOD                                  (3,092)          81       (3,092)          81
------------------------------------------------------------------------------------------


Basic earnings (loss) per share from
  continuing operations                 $    (0.15)  $     0.02   $    (0.13)  $     0.02
Basic earnings (loss) per share         $    (0.16)  $     0.04   $    (0.13)  $     0.06
Weighted average number of common
  shares outstanding                    30,967,287   22,523,300   29,690,911   22,474,433

Diluted earnings per share from
  continuing operations                     n/a      $     0.02       n/a      $     0.02
Diluted earnings per share                  n/a      $     0.04       n/a      $     0.05
Weighted average number of common
  shares outstanding for diluted
  earnings per share                        n/a      24,379,118       n/a      23,093,039

Starnet Communications International Inc.
Consolidated Statement of Cash Flows
For the Periods Ending January 31
(in thousands of US dollars)

                                                 (Unaudited)              (Unaudited)
                                            Three Months Ended        Nine Months Ended
                                                 January 31               January 31

                                             2000         1999        2000            1999
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           (4,930)         888      (3,976)        1,238
Adjustments to reconcile net income to
  net cash provided by operating
   activities:
  Depreciation                                 511          182       1,157           514
  Amortization of deferred website costs        53           59         159           304
  Amortization of software development
    costs                                      473           40         611           120
  Gain on disposal of fixed assets               0           (1)          0            (5)
Changes in current assets and liabilities:
  Decrease (increase) in reserves and
    deposits with credit card processors    (3,726)          (2)     (4,221)          (38)
  Decrease (increase) in accounts
    receivable                               3,634       (1,083)       (334)       (1,552)
  Decrease (increase) in prepaid expenses
    and deposits                               121          (26)       (217)           50
  Decrease (increase) in other assets          596            0        (131)            0
  Increase (decrease) in accounts payable
    and accrued liabilities                    308          110       3,194           211
  Increase (decrease) in income taxes
    payable                                    (88)           0         (30)          (74)
  Increase (decrease) in deposits from
    customers                                  266           93       2,402           297
  Increase (decrease) in deferred revenue      (34)          22        (168)           40
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                        (2,816)         282      (1,554)        1,105
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                  (1,671)        (142)      (3,610)        (319)
Transfer from (to) restricted cash             (82)         500       (6,937)         500
Deferred website costs                           0          (24)           0         (323)
Software development costs                       0          (86)           0         (334)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                        (1,753)         248      (10,547)        (476)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
(Increase) decrease in bank indebtedness         0         (459)           0         (466)
Proceeds from loan                               0          134            0          207
Proceeds from issuance of shares               302          410       12,329          410
Principal repayments under capital
  lease obligations                           (183)         (20)        (372)        (132)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      119           65       11,957           19
------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH        284           (8)         205           72
------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH
DURING THE PERIOD                           (4,166)         587           61          720
Cash, beginning of period                   10,093          273        5,866          140
------------------------------------------------------------------------------------------
CASH, END OF PERIOD                          5,927          860        5,927          860
------------------------------------------------------------------------------------------


OTHER NON-CASH TRANSACTIONS
Leased assets acquired                         340            0          622            0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                  68            19           97           68
Income tax paid                                 0             0            0            0

Starnet Communications International Inc.
Selected Notes to the Consolidated Financial Statements
As at January 31, 2000

1. General

Restricted Cash refers to funds in the Company's bank accounts frozen pursuant to a Restraint Order in Canada granted by the Honourable
Associate Chief Justice.

Other Current Assets consist primarily of gaming licenses from the government of Antigua held for resale to licensees.


2. Significant Transactions

During the quarter ended January 31, 2000, the Company assessed the collectability of its accounts receivable and recorded a provision against certain accounts. The amount has been separately disclosed in the Statement of Operations.

In the Statement of Operations the Company has separately disclosed legal fees related to defending certain legal actions against the Company and for costs to reorganize its corporate and operational structure.
Included in the total is a provision of $1.5 million to provide for costs to defend certain of the outstanding legal issues.

Included in development, selling, general and administrative expenses is a charge of $473 to recognize the diminished value of the deferred software development costs due to the pending release of Starnet Systems 2000 software.

During the first quarter, the Company approved a formal plan of disposal of the adult division. The results of operations of this division will continue to be separately disclosed until disposal.


3. Diluted Earnings Per Share

Diluted earnings per share for the three and nine month periods ended January 31, 2000 are not disclosed as the amounts would be anti-dilutive.

Item 6. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All figures are in thousands of US dollars)

RESULTS OF OPERATIONS
---------------------

General
-------

The Company's Internet gaming site (www.worldgaming.net) operated by World Gaming Services Inc. of Antigua targets only customers outside North America subsidiary. Starnet Systems International Inc. (formerly Softec Systems Caribbean Inc.), also of Antigua, licenses its gaming software to third parties for a set-up fee and monthly royalties. Since the beginning of fiscal 1999 revenues from all components of the gaming business, including licensing, gaming site operations and financial transaction processing, have undergone tremendous growth and represented a majority of revenues in the last fiscal year. As revenues from Internet gaming continued to grow, the Company decided in August 1999 to focus on the Internet gaming business by completely divesting itself from the adult entertainment industry, which is where the company derived most of its revenues until the end of fiscal 1998. As a result, income from Internet adult entertainment is classified as income from discontinued operations and comparable figures have been adjusted accordingly. The Company has identified potential purchasers and hopes to finalize a sale of the division in the near future.

The following tables set forth selected information from the statements of operations for the three months ended January 31, 2000 and 1999 and the balance sheets as at January 31, 2000 and April 30, 1999.

Selected Statement of Operations Information
--------------------------------------------

                                              For three months ended
                                      January 31, 2000       January 31, 1999
                                      ----------------       ----------------

Net Sales                                   4,416                  1,719
Gross Profit                                2,665                  1,391
Operating Expenses                          7,393                    918
Income (loss) from continuing operations   (4,623)                   473
Income (loss) from discontinued
 operations                                  (307)                   416
Net Income (loss)                          (4,930)                   889



Selected Balance Sheet Information
----------------------------------

                                     At January 31, 2000      At April 31, 1999
                                     -------------------      -----------------
Cash and Cash Equivalents                   5,927                  5,866
Restricted Cash                             6,937                      0
Working Capital                            13,541                  7,167
Total Assets                               27,723                 13,439
Long Term Debt                                600                    461
Retained Earnings (Deficit)                (3,092)                   884
Total Shareholders' Equity                 18,037                  9,420

OPERATIONAL RESTRUCTURING PROVISIONS AND ADJUSTMENTS

Management has continued to fully cooperate with Canadian authorities as they complete their investigation (the "Investigation") into the business operations of the Company. As a result, the Company has been successful in completing the first phase in the reorganization of the Company's various operating entities. The Company has also succeeded in developing a detailed plan for resolving other related legal actions and has begun a comprehensive process of reviewing and restructuring licensee operations to ensure the continued success of the underlying business. This process has resulted in the identification of several adjustments and provisions that impact the Company's financial results for the quarter and the nine months ended January 31, 2000. They are as follows:

1. A reduction of $806 to royalty revenues due to an overestimate of royalty revenues from a major licensee and an increase of $160 to operating expenses due to an understatement of fees payable to the same licensee for periods prior to November 1, 1999.

2. A bad debt provision of $1,443 consisting of $1,064 from 14 licensees that were indirectly affected by the investigation and legal actions described above. The company recognized this revenue when it entered into contracts with the licensees, customized their web sites, and delivered the software. However, several licensees failed to generate sufficient web site revenues to pay Starnet the royalty and license fees required by their contracts. A further $379 relates to unpaid financial service fees and minimum royalties for the affected licensees. Combined, these licensees contributed less than 5% of Starnet revenues.

3. Legal expenses of $412 for the nine months to January 31, 2000 relating to the initial phase of the corporate restructuring and litigation costs.

4.   A provision of $1,500 to cover the anticipated legal costs to:

          a.   Defend the Company against the following actions:
               i.   The investigation                            $ 690
               ii.  Various shareholder class action suits         630
               iii. The Las Vegas Casino Gaming site lawsuit        75
          b.   Complete the corporate restructuring.               105

     This provision is management's estimate of the legal expenses to defend the above actions. The outcome of these cases is not determinable and management has not made any provision for any losses associated with a negative result. Therefore, the final total costs may vary from the amounts provided.

5. Amortization of the remaining $473 in deferred software development costs to recognize the diminished value of this asset due to the planned release of Starnet Systems 2000 in the 4th quarter.

REVENUE

Before taking into account the revenue adjustment as described above, the Company recorded sales of $5,222 for the three months ended January 31, 2000, a 204% increase over the net sales recorded for the three months ended January 31, 1999. Royalties and fees accounting for $4,452 of the total with year on year growth of 203% and software ($265) and gaming ($505) licenses totaled $770, up considerably from the $250 of the same quarter last year. After the adjustment, the net sales reported for the quarter were $4,416, a 157% increase over the same period last year. For the nine months ended January 31, 2000, net sales were $12,373, up 267% from the 3,369 recorded during the same period last year.

At January 31, 2000, the Company had 41 active licensees, up from 36 at October 31, 1999 and from 9 at January 31, 1999. However, a number of these licensees are below the revenue levels considered necessary for financial viability and a provision has been made against amounts owed to Starnet. If these amounts remain unpaid and the licensees are unable to increase site revenues, the Company will attempt, in return for a waiver of the outstanding debts, to reclaim the player databases and the related gaming site sites. Going forward, Starnet has revised the qualifications necessary to obtain Starnet software and now requires demonstrated Internet marketing experience as well as sufficient funds to spend on acquiring and retaining customers.

Along with the growth in sales, gross profit increased to $2,665 for the quarter ended January 31, 2000 from $1,391 for the comparable quarter.
The gross margin fell to 60% from 81% for the quarters ended January 31, 2000 and 1999 as a greater portion of the revenue coming from lower-margin gaming licenses, and the effect of the adjustment for the royalty over estimate. The year-to-date gross margin was still a healthy 71%.


EXPENSES

Development, selling, general and administration expenses increased 360% and 325% to $4,227 for the quarter ended January 31, 2000 and $9,377 for the year to date, respectively. However, the year on year increase for the quarter was only 296% after excluding the one time write-down of the deferred software development cost and the fee adjustments described above. The expenditure growth rate still exceeds the underlying sales growth due to the resources needed to complete Starnet Systems 2000 and develop products for casino, sports betting, horse racing, lotteries and bingo. Although the expenditures are not being capitalized, the resulting new products are expected to help the Company increase market share as the Internet gaming industry continues to expand.

Total operating expenses are significantly higher than the previous quarter and the same quarter last year due to the adjustments and provisions described above. The combined effect is a net loss from continuing operations for the quarter and the nine months ending January 31, 2000 of $4,623 and $3,774, respectively, compared to positive net incomes last year.

The Company also suffered a loss of $307 for the quarter and $202 for the year to date from discontinued operations for the quarter as management has focused its efforts on other areas. A new purchaser has signed a letter of intent and is expected to complete its due diligence and complete the sale before the end of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

After reclassifying cash that is being processed by various merchant banks as cash rather than deposits, the Company had $5,927 in cash and cash equivalents at January 31, 2000 compared to $5,866 at April 30, 1999. Due to the investigation by Canadian authorities of the business operations of the Company, two of the Company's accounts with a Canadian bank were frozen on August 25, 1999 pursuant to a interim restraint order granted by the Honourable Associate Chief Justice. The amount affected totals approximately $6.9 million. The Company is filing an application to revoke or vary the interim restraint order. Due to the significant increase in the volume and amount of credit card cash transactions, the Company has reclassified reserves held by the merchant banks as reserves and deposits with credit card processors. Of the $4,504 on hand, a significant portion is held as a rolling reserve which is released to the company after six months.

Working capital at January 31, 2000 increased to $13,541 from $7,167 at April 30, 1999 but decreased from $18,848 as at October 31, 1999 as accounts receivable dropped from $6,638 at October 31, 1999 to $3,005 at the end of January due to the bad debt provision described above and the partial settlement with a major licensee. Of the remaining receivables, only $342 is attributable to new licensees that were offered an installment payment plan on the initial licensing fees. Other current assets at January 31, 2000 amounted to $1,638 compared to $1,507 at April 30, 1999. The increase is mainly due to prepayments made to the Antiguan government for the purchase of additional gaming site licenses. The gaming site licenses are held for sale to prospective licensees. Of the original cost of $2,250, $612 has been expensed for the year to date against gaming license revenue of $750. The remaining balance will be expensed as revenue is generated but the expense will not be less than $281 in any quarter.

Despite the deficit of $3,092 resulting from the one-time adjustments and provisions as described above, the shareholders' equity remains a very healthy $18,037 as at January 31, 2000 up from $9,420 at April 30, 1999.

Net cash used for investing activities for the quarter ended January 31, 2000 was $1,753 compared to $282 for the prior year quarter. The increase in cash used is mainly due to purchases of capital assets and increases in funds held by credit card processors to handle increased volume.

Net cash provided by financing activities for the three months ended January 31, 2000 was $119 and is comparable to the $65 for the three months ended January 31, 1999.

Impact of Inflation
-------------------

The Company believes that inflation has not had a material effect on its past business.

     Part II - Other Information
     ---------------------------


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibit No.         Description
          -----------         -----------
               27             Financial Data Schedule

     (b)  Reports on Form 8-K

          A Form 8-K dated October 25, 1999, was filed on November 2, 1999 showing a change in Certifying Accountant. Jones, Jensen and Company, LLC were appointed as independent auditors for the purpose of auditing the Company's financial statements as of October 25, 1999.


               SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


STARNET COMMUNICATIONS INTERNATIONAL INC.
(Registrant)


Date:  March 13, 2000         /s/ MELDON ELLIS
                              -----------------------------
                              Meldon Ellis
                              President and CEO


Date:  March 13, 2000         /s/ MELDON ELLIS
                              -----------------------------
                              Meldon Ellis
                              Acting Chief Financial Officer