Form 10-K
period 2000-04-30
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 2000-07-31
CIK 1039578

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

                    COMMISSION FILE NUMBER:  0-29290

                STARNET COMMUNICATIONS INTERNATIONAL INC.
         (Exact name of registrant as specified in its charter)


Delaware                           E.I.N. 52-2027313
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

Starnet Place
Newgate Street
P.O. Box 1589
St. John's, Antigua, West Indies
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number including area code: (268) 480-1650

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Title of each class

Class A Voting Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x     No
   ---      ---

The aggregate market value of the voting stock (which consists solely of shares of Class A Voting Common Stock) held by non-affiliates of the registrant as of July 24, 2000, computed by reference to the closing price as at July 24, 2000 of $2.875 of the registrant's common stock as quoted on the National Association of Securities Dealers' Over-the-Counter Bulletin Board service on such date, was approximately $89,080,653.

As of July 24, 2000, there were 32,449,505 shares of the registrant's Class A Voting Common Stock outstanding.

Documents incorporated by reference:

Definitive proxy statement to be filed pursuant to Regulation 14A by August 28, 2000

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Unless noted otherwise, all amounts contained in this report are in United States dollars.


PART 1
------

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a forward-looking statement. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause Starnet's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below under "Other Factors That May Affect Future Results" and elsewhere in this annual report generally. You should be aware that the occurrence of any of the events described under "Government Licensing and Regulation" and "Other Factors That May Affect Future Results", and elsewhere in this annual report generally, could have a material adverse effect on our business, financial condition and results of operation.

ITEM 1. BUSINESS

A.   GENERAL DEVELOPMENT OF BUSINESS

Corporate History
-----------------

Starnet Communications International Inc. was incorporated on June 28, 1996 in the State of Nevada as Creative Sports Marketing Inc., and subsequently the name of the company was changed to Gelato Brats Inc. On January 27, 1997, Mitchell White, Mark Dohlen, Jason Bolduc, Christopher Zacharias and John Carley were elected as directors, and on February 24, 1997, the name of the company was changed to Starnet Communications International Inc.

On March 10, 1997, the company merged into a wholly-owned subsidiary, Starnet Communications International (DE) Inc. ("Starnet Delaware"), for the purpose of re-domiciling to that state, with the merged company operating as Starnet Communications International Inc. ("Starnet" or the "Company").

On March 25, 1997, the Company entered into a share purchase agreement with Murray Partners (BVI) Inc. ("Murray Partners"), pursuant to which the Company acquired all the outstanding shares in Starnet Communications Canada Inc. ("Starnet Canada"), a company incorporated in British Columbia that provided adult entertainment services via the Internet. In exchange, Murray Partners received 10,000,000 Class A Common Voting Shares of the Company. Shares held by Murray Partners were subsequently distributed to its constituent members. On March 17, 2000, the Company sold all assets related to its adult entertainment business so to focus on the Internet gaming business.

Starnet, through its wholly-owned subsidiaries, now focuses its business exclusively on the development, production and licensing of Internet technologies for gaming applications. The business strategy of the Company is to identify and commercialize leading edge technologies for the online gaming markets.

Significant Events during the Last Fiscal Year
----------------------------------------------

INVESTIGATION BY CANADIAN AUTHORITIES

On August 20, 1999, the Royal Canadian Mounted Police ("RCMP") obtained a search warrant and searched the Vancouver, British Columbia offices of Starnet Canada. The basis for the search and continuing investigation was the belief of the RCMP that Starnet Canada and some of its officers, directors and employees were breaching certain gaming provisions contained in the Criminal Code of Canada.

On August 25, 1999, the RCMP obtained an ex parte restraint order pursuant to the provisions of the Criminal Code of Canada. This order prevents Starnet Canada and Starnet Systems from accessing funds located in certain Canadian bank accounts. The amount of money (including interest) in these accounts as at April 30, 2000 is

$7,024,000. In September 1999, the Company brought an application to have the restraint order revoked. This application was unsuccessful. On February 24, 2000, the restraint order was renewed for a further six months. The RCMP investigation has not been completed. No charges have been brought and the Company does not know if any will be brought.

RESTRUCTURING OF THE COMPANY'S BUSINESS

During the last fiscal year, the Company commenced a strategic restructuring that separates Starnet's operations in accordance with its business functions. This restructuring of the Company's business is intended to enhance legal compliance and establish a secure platform for rapid future growth.

One of the key components to this restructuring was the relocation, in the Summer of 1999, of the Company's corporate headquarters from Vancouver, British Columbia, to St. Johns, Antigua, where the Company had already had two years of operational experience, and had been working in close consultation and cooperation with Antiguan authorities. The relocation to Antigua was a natural progression for the Company, as gaming had become Starnet's primary business activity over the previous year, and Antigua is the global Internet gaming hub, from which the majority of Internet gaming companies operate.

While the Company's software development arm is still based in Vancouver, where there is a large pool of talented programmers, a core group of 64 employees, including all resources that are directly or indirectly related to the Company's licensing operations, is now located in Antigua.

RESTRUCTURING OF STARNET CANADA

In the spring of 2000, the reorganization of the operations of Starnet's wholly-owned subsidiary, Starnet Canada, was completed. This reorganization consisted of three principal steps: (1) the sale of its adult entertainment assets to a third party purchaser; (2) the transfer of its licensee marketing activities to Wiremix Media Inc. ("Wiremix"), a company owned and controlled by former employees of Starnet Canada; and (3) the transfer of its gaming related software development activities to Inphinity Interactive
Inc. ("Inphinity"), a newly incorporated, wholly-owned subsidiary of Starnet. In addition, certain functions, such as investor relations, formerly carried out by employees of Starnet Canada were assumed by the Company.

Under the terms of the transaction with Wiremix, certain assets were sold to Wiremix and the employment obligations for certain former employees were assumed by Wiremix. Under the terms of the arrangement, Starnet has engaged Wiremix to provide fixed monthly marketing services to licensees of Starnet Systems International Inc. ("Starnet Systems", formerly Softec Systems Caribbean Inc.), Starnet's software licensing subsidiary. Services provided by Wiremix include definition of target market, site theme conceptualization, marketing and media planning and ongoing marketing and advertising consulting.

SALE OF THE ADULT DIVISION

Pursuant to the terms of a letter agreement dated March 17, 2000, Starnet completed the sale of substantially all of the assets and undertakings comprising the adult entertainment division of Starnet Canada.

The disposition of the adult entertainment division was consummated by management of Starnet with a view to focusing the business of the Company on its core online gaming activities.

The purchase price for the assets was $2.3 million, of which $460,000 was paid on March 31, 2000 into an attorney trust account, but received by the Company after April 30, 2000, and the balance of which will be payable in monthly installments to and including July 1, 2003. The deferred portion of the purchase price is secured by a general security agreement in favour of Starnet Canada, and a pledge of the shares of a subsidiary of Starnet Canada, all interests of which were sold to the purchaser.

To the best of the Company's knowledge, the Purchaser and Kiama Ltd. are and were at all times at arm's length to the directors and officers of Starnet. One of the principals of the Purchaser was formerly the general manager of the adult entertainment division and an employee of Starnet Canada. On the closing of the sale, Starnet Canada terminated the employment of this individual and the other employees of the adult entertainment division.


B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The financial information required pursuant to this paragraph (b) complies with generally accepted accounting principles and, accordingly, is included in the Company's financial statements in Part II (Item 8).

C.   DESCRIPTION OF BUSINESS


-------------------------------------------------------------------------------------------------
                           STARNET CORPORATE ORGANIZATIONAL CHART
-------------------------------------------------------------------------------------------------
                           Starnet Communications International Inc.
                                            /
-------------------------------------------------------------------------------------------------
      /        /        /         /          /        /         /       /             /
      /   EFS USA Inc.  /       EFS          /   EFS Australia  /  EFS St. Kitts Inc. /
      /                 /   International    /     Pty Ltd.     /                     /
      /                 /       Inc.         /                  /                     /
      /                 /                    /                  /                     /
   Starnet           Starnet              Inphinity        World Gaming         602662 B.C. Ltd.
   Systems       Communications       Interactive Inc.    Services Inc.
International       Canada Inc.                             and World
    Inc.                                               Broadcasts.com Inc.
-------------------------------------------------------------------------------------------------


Starnet is a leading developer and provider of Internet gaming systems. Starnet also operates its own Antigua-based on-line gaming system through its subsidiary, World Gaming Services Inc. ("World Gaming"). The Company's innovative gaming systems have been designed to: (i) offer customers a user-friendly interface, superior interactive experience and a wide selection of gaming options; (ii) provide licensees with financially attractive returns, easy site maintenance and limited administration; and
(iii) protect gaming customers and licensees through its proprietary fully integrated technology.

The Company invested the profits and technology from its earlier, entertainment-oriented on-line interactive business to build a worldwide Internet gaming business. By growing a gaming licensee network along with its own site operations, Starnet plans to build rapidly market share in this new Internet commerce industry. The Company offers fully integrated gaming software and systems, developed by its wholly-owned Vancouver-based software development arm, Inphinity Interactive Inc., along with fee-based use of its Electronic Financial Services ("EFS") Internet transaction system. Starnet's first license sale closed in March 1998, and the Company had 45 licensees signed and operating by fiscal year ended April 30, 2000.

During the software development stage, management planned for a total gaming experience. Along with the current suite of gaming products which include over 20 C++ casino games, a variety of "instant play" Java Games and a complete live sports wagering product line, the Company plans to add a live pari-mutuel betting system, multiplayer Bingo and "instant play" lottery games throughout the coming fiscal year.

Starnet's gaming software is owned by its wholly-owned Antigua-based licensing subsidiary, Starnet Systems, which licenses the Company's own gaming venue, World Gaming, and a growing list of licensees. Starnet Systems provides a licensee with an installed turnkey gaming system. Starnet Systems receives a monthly royalty based on the licensee's net revenues in exchange for hosting the licensee's interative casino. In addition, the licensee must obtain a gaming license from the Government of Antigua and Barbuda or another jurisdiction that licenses on-line gaming systems.

Starnet Systems develops the new licensee's interactive casino to reflect its intended market segment. This development can reflect a particular motif (i.e. sports theme or French Riviera theme) or ethnic market (e.g., Japan, Indonesia, or Latin America). Starnet's gaming systems are now available in variety of languages, with additional variations planned for fiscal year ending April 30, 2001.

Products and Services
---------------------

Through various wholly-owned subsidiaries (details of which are provided below), the Company develops and provides its software products, EFS transaction system and on-line gaming management services to the independent licensees.

The Company's current software product areas include casino gaming and sportsbook wagering, while pari-mutuel wagering, multiplayer bingo, and "instant play" lottery games are under development. During the last fiscal year, casino gaming contributed approximately 56% of gaming and licensee revenue, while sportsbook wagering accounted for the remaining 44%.

CASINO GAMES

Starnet's casino games can be categorized into two types: Java games and C++ downloadable software.

Starnet's Java games utilize the Java language to provide easily accessible online games to the Company's licensees' websites. The cross-platform nature of Java makes it possible to play these games on all major operating systems, online, with virtually no downloading required. The games are simplified to optimize loading times. Starnet currently has four casino style Java Games (Videopoker, Blackjack, Caribbean Stud poker, and Gold Rush slots) for players to wager on, with several additional Java games projected to be released throughout the current fiscal year.

More than 20 different casino games are available in the C++ version of the casino gaming product line. These games are provided for players who are willing to take the time required to download the games. However, once downloaded, they are easy and convenient to play and offer a more heightened visual and audio experience. The C++ games are also offered by most software licensees via a CD Rom which are mailed to players who request this version.

THE SPORTSBOOK

The Sportsbook generates revenues based on booking bets that have fixed payouts. These payouts have a commission that provides revenue for the sportsbook. There are varying commissions that are dependent on a variety of bet offerings. These include: pointspreads, totals, moneylines, straight wagers, parlays, teasers, futures, propositions and others. The Sportsbook's overall commission is usually between 3 to 5% of the total wagering dollars.

PARTNER'S PROGRAM

Starnet's affiliate program provides a powerful marketing tool for Starnet Systems' licensees by creating an advertising vehicle with no up-front costs. The affiliate program effectively transforms webmasters into a sales force for Starnet Systems' licensees, as webmasters earn a commission on the "sales" they make. The webmasters will earn their commission based on the players that they send through their sites. The licensee pays the webmaster only after the casino has generated revenues from the webmaster's players.

Additional functionality like "sliding scale" percentage payouts, detailed banner statistics, and IP/cookie tracking, is another key component of Starnet's affiliate program that promises to enhance the licensee's ability to market.

Licensees
---------

Starnet has, historically, focused its growth strategy on licensing its software and services in order to become a leading technology provider to the online gaming industry. The Starnet gaming software is owned by its Antigua-based licensing subsidiary, Starnet Systems, which licenses its fully-integrated systems to World Gaming and a growing list of licensees.
A one-time license fee provides an installed, fully operational sytem. The licensee's interactive casino is generally operational within 90-120 days of signing a license agreement. Starnet Systems receives monthly fees and a royalty based on the licensee's revenues, in exchange for continuing to host and maintain the site. The licensee must obtain a gaming license from the jurisdiction where the gaming servers are located, which currently is Antigua. Starnet Systems modifies the new licensee's interactive casino to reflect its intended market segment. This change can reflect a particular motif or niche market (e.g., Japanese, Indonesia, or Latin America). Starnet Systems also provides continuous support for both software and hardware, 24 hours a day and 7 days a week. Management seeks a licensee knowledgeable of the target market in order to maximize sales potential. Licensees generally establish their marketing efforts from within their target market and are generally expected to be capable of investing at least $1 million to purchase the software, apply for the gaming license and invest in marketing.

Pursuant to the terms of the license agreements, the licensee is solely responsible for determining from which geographic locations they will accept customers, although licensees are contractually prohibited from accepting wagers from residents of Canada.

Should any licensee become delinquent in payment to Starnet, the Company has full legal and technological ability to "shut down" the licensee's interactive casino(s) remotely.

Both Global Interactive Ltd. and Internet Opportunity Antigua account for 10 percent or more, and a combined total of 37%, of the Company's consolidated revenues, and the loss of these licensees would have a material adverse effect on Starnet Systems and the Company as a whole. One of these licensees has recently committed to use Starnet software on its current sites for a period of at least three years.

It is anticipated that the majority of Starnet's future revenue and earnings growth will come from its ongoing participation in the licensees' revenue stream, not from initial license fees. Starnet Systems receives a sliding scale from 25% - 10% of a licensee's net revenue (wagers less payouts less chargebacks, house bonuses and other comps). For most customers, it converts available credit on credit cards to Internet gaming funds, known as V-chips, through its offshore E-commerce subsidiary, EFS. The Company's primary cost against continuing license income is the cost of continuing software improvements, direct site operating costs and merchant banking fees.

Management emphasizes that the licensees are structured operationally so that a licensee's prime responsibility, aside from the ownership of the customer data base and the casino web pages, is to market their gaming site to their respective market. Management notes that its monthly license fees, which it believes are lower than many current competitors, should make more funds available for marketing, which increases site utilization and revenues.

Starnet Systems International Inc.
----------------------------------

Starnet Systems (www.starnetsystems.net), based in St. John's, Antigua, is in the business of licensing customized, fully-integrated Internet gaming systems (similar to the Company's World Gaming virtual gaming system) to independent parties wanting to enter the on-line gaming industry. Starnet Systems provides a complete range of services that the operator needs in order to launch an on-line gaming website, including customized software, website development and management on Starnet's network, custom database systems to manage customer accounts, 24-hour technical support for the licensee and its customers, and an EFS gateway to facilitate online wagers and financial transactions. Starnet Systems provides these services in exchange for monthly royalty fee, providing Starnet with the opportunity to spread its gaming development and operating costs among multiple operators and broaden its penetration of the market.

EFS Subsidiaries
----------------

There are four subsidiaries dedicated to electronic transferring of funds:
EFS International Inc. (based in Antigua); EFS USA Inc. (based in Nevada); EFS Australia Pty Ltd.; and EFS St. Kitts Inc. The EFS subsidiaries are established in these countries in order to facilitate local banking relationships for transaction processing. On-line revenues generated by Starnet's subsidiaries and licensees are processed through the EFS subsidiary appropriate to the country they are domiciled in. EFS utilizes proprietary processing technology which processes credit card transactions via the Internet with ease and security.

This technology was the first of its kind to be certified by a Canadian Chartered Bank for E-commerce in 1996. EFS intends to expand its services to the constantly increasing number of independent on-line licensees and establish subsidiaries in several other key financial centres as needed.

Inphinity Interactive Inc.
--------------------------

Inphinity Interactive Inc. ("Inphinity") was incorporated in British Columbia in 1999 as the software development arm of the Company.

Inphinity is an Internet software development company whose primary focus is to design, create and develop software products for the interactive gaming industry. Traditional gaming product categories have been adapted to online applications for real-time wagering capabilities while new types of gaming have been created strictly for the Internet environment. Inphinity employs over 100 software professionals who provide a variety of products and services to Starnet's Antigua-based licensing subsidiary, Starnet Systems International Inc.

602662 British Columbia Ltd.
----------------------------

602662 British Columbia Ltd. was incorporated as a wholly-owned subsidiary of Starnet on March 6, 2000 to provide legal services, investor relations services and administrative support for the Company and various of its subsidiaries.

World Gaming Services Inc.
--------------------------

World Gaming (www.worldgaming.net and www.worldgaming.com), also based in Antigua, is a full-service online gaming operation. Through its product lines, World Gaming accepts, processes and manages wagers casino-style games of chance and sporting events. World Gaming allows users resident outside of Canada and the United States of America to wager with real funds, which can be deposited, converted to "Virtual Chips" or withdrawn from personal accounts with complete security. World Gaming has been translated into five European languages and stand alone Japanese (www.pachinkocasino.com) and Chinese (www.joyluckcasino.com) sites have been developed to target the emerging Asian market.

WorldBroadcasts.com Inc.
------------------------

WorldBroadcasts.com Inc. was incorporated in September 1999 as a wholly-owned subsidiary of the Company. WorldBroadcast.com offers live audio and video informational channels, covering everything from live sporting events, horseracing and news, to handicapping related programming. In addition, the site is a test bed for trial of new and innovative broadcasting products.

WorldBroadcasts.com entered into a strategic partnership with Activate.net for Internet broadcasting services. Activate.net is a majority-owned operating company of CMGI, Inc.

Starnet Communications Canada Inc.
----------------------------------

Since the sale of substantially all of the assets and undertakings comprising the adult entertainment division of Starnet Canada, and the transfer of substantially all of its other assets to Inphinity, Starnet Canada has been inactive.

Gaming Products Under Development
---------------------------------

PARI-MUTUEL GAMING

While developing the proprietary, interactive pari-mutuel software, Inphinity again employed the cross-platform nature of Java, making it possible to play this game on all major operating systems, online, with virtually no downloading required. This interface is simplified to optimize loading times.

After signing a simulcast-distribution agreement with the host raceway, this system links directly to the host track's pool, enabling instant access to real-time betting lines and the live host pool. The live audio and video satellite signal from the host track are up-linked via satellite and subsequently web-cast directly to the customer's computer.

Strategic partnerships with prestigious organizations such as Amtote International, The Daily Racing Form, Bloodstock Research Information Systems (BRIS) and Track Data provide customers with easy access to handicapping information and up to-date content on current Thoroughbred, Standardbred, Quarter Horse, Greyhound and Jai-Alai events from North America and around the world.

Starnet intends to provide 24-hour live horse coverage from racing facilities worldwide. Pari-mutuel wagering is currently conducted in 43 states in the United States and approximately 100 other countries around the world. Wagering systems are currently undergoing beta testing and are expected to launch during the current fiscal year.

Pari-mutuel wagering is the lowest maintenance form of wagering a company can offer. The bettors wager against themselves and not against the house, therefore lowering the house exposure to zero. The house makes its profit by taking a predetermined commission (or take-out) from the total pool, usually between 10% and 20%. Because the players are wagering against each other there is no need for the lines (or odds) to be monitored. The lines are determined by the amount of money wagered on each competitor/team involved in the wager. The more money wagered on one specific outcome the lower the odds for that competitor will be.

LOTTERIES

A variety of interactive lottery games are under development for launch during the current fiscal year. These entertaining games will provide players with a chance to instantly win cash prizes. Instant games are the fastest growing lottery segment, representing 25% of worldwide lottery sales. A variety of "Scratch and Win" and "Pull Tab" style lottery games will be launched during the current fiscal year.

BINGO

Two types of Bingo games are in development. "Multi-player" Bingo games will link players from around the world and provide them with fun, fast-paced games in a variety of themed, interactive Bingo communities. "Personal play" Bingo games are also being developed, where players will be able to play Instant Bingo games online that offer good odds of winning cash prizes.
Both types of Bingo products are scheduled to launch during the current fiscal year. Annual conventional Bingo revenues are estimated to exceed $50 billion worldwide.

SPORTS BETTING

In addition to maintenance of the current turnkey Sportsbook product, Inphinity is developing new proprietary sports betting software. This sports betting software encapsulates Starnet Systems' current sportsbook features, provides additional sportsbook betting options that are geographically specific and exciting new products such as pools and pari-mutuels. In addition, the new product will allow for a variety of operational flexibility for licensees. The launch, which is dependent on successful testing, is targeted for early 2001.

Starnet Systems has entered into a strategic partnership with Las Vegas Sports Consultants, the premiere odds provider for Nevada sportsbooks, for odds information and product consulting.

Strategic Relationships
-----------------------

Starnet recognizes the speed at which the Internet operates, and is committed to remaining a leader in the Internet gaming industry. As such, Starnet has entered into several key strategic relationships, and is pursuing additional partnerships. These partnerships are of several types:

* Alliances or partnerships with other technology companies that enable Starnet to go to market faster with a more robust or diverse product offering.

* Alliances or partnerships that offer new and strong distribution channels for our products.

Starnet has also developed strategic transaction processing relationships with numerous financial institutions and leading e-commerce providers.

Growth Strategy
---------------

The development of telecommunications and the emergence of new technology have created opportunities to develop new, efficient and secure ways to deliver information and entertainment to customers. Starnet intends to capitalize on its technological expertise to become a world leader in online gaming systems. Starnet's key strategic objectives are to: (i) maintain its role as a leading provider of Internet gaming technologies and to build on the success of its existing licensee base; (ii) lead the consolidation of industry by pursuing strategic alliances, partnerships and joint ventures; and (iii) develop the World Gaming Internet gaming portal in new geographic markets.

Starnet intends to implement its business strategy by: (i) maintaining and enhancing its technological lead; (ii) seeking key strategic alliances and;
(iii) developing a global brand name in on-line gaming. The following summarizes Starnet's strategic focus and operating strategy:

RAPIDLY PENETRATE THE INTERNET GAMING MARKETS

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

PROVIDE HIGH QUALITY, INNOVATIVE AND SUPERIOR PRODUCTS AND SERVICES

Starnet, in collaboration with its strategic partners, has focused on designing a gaming experience using state-of-the-art technology.
Additionally, licensees may benefit from other methods of revenue generation that conventional gaming machines cannot provide, such as the advertising and data collection potential of the network.

MAINTAIN TECHNOLOGICAL LEAD

Starnet has achieved its technological lead through the development of its proprietary software and networked architecture. Furthermore, Starnet has made a strong commitment to continue research and development activities to enhance its products and software and to develop new applications for potential markets. Starnet will continue to use such methods to protect its technology and mitigate competition from current and future entrants.
In addition, Starnet is committed to developing the technical capabilities to facilitate integration between Starnet's platform and third party platforms.

Competitive Environment
-----------------------

The Internet gaming and wagering industry is increasingly competitive.
With relatively low barriers to entry, new competitors are entering segments such as development and licensing of casino games, sports betting software, pari-mutuel wagering, and lottery and bingo products. In each of these segments, there currently exist several major competitors. Because many of these competitors focus on delivering one product, as opposed to a full suite of products as Starnet does, the competitors may offer an equivalent or superior product to that of Starnet. Starnet expects the number of companies offering products and services in each market segment to increase. Starnet expects to compete directly with these companies, as well as other established companies that may enter the Internet gaming industry. Many of Starnet's current and potential competitors have far greater resources than Starnet.

Technology
----------

REDUNDANT HIGH-SPEED NETWORK

The Company's network is connected to the Internet via redundant high-speed fiber, ensuring multiple backup connections to the Internet. This high performance network infrastructure ensures reliable and responsive game play for Starnet's licensees and the end users/players. Most of the critical system components, such as the game servers and web servers, are distributed across multiple machines, which protect the gaming service from failures due to malfunctioning equipment. The highly scalable nature of Starnet's system design makes provisioning for additional capacity relatively easy. The network monitoring staff tracks the system at all times to maintain constant awareness of the system's operating parameters. New equipment is installed when necessary to compensate for increased activity or anticipated peak demands for popular events.

The high quality Internet connection at Starnet's network facility in Antigua is provided by an international service provider and contributes to responsive game play. Each gaming transaction is stored on a database that is replicated for redundancy and backed up daily to prevent data loss and the gaming components communicate using the Secure Sockets Layer (SSL) to encrypt and protect sensitive data from potential hackers.

In addition to Starnet's digital network serving gaming content, the Company has developed a state of the art proprietary Electronic Funds Transfer System ("EFS") that provides a high level of security and integrity of funds wagered.

SECURITY MEASURES

Starnet uses advanced technologies, such as firewalls, site identification and data encryption, and secure servers to provide users with a safe environment to perform secure transactions, and data transmission, over the Internet. Each transaction made with Starnet Systems' licensees online is secure and convenient. Starnet's system is protected by the

Secure Sockets Layer ("SSL") protocol, which encrypts all information and confirms the identity of the Company's server, before allowing a transaction to be completed.

Firewalls are deployed, securing our system by actively monitor, log and block unauthorized access to our network, to prevent hackers from penetrating our gaming backend. In addition, data encryption is used to hide sensitive information such as the customer's name, address, and credit card number. Even if someone manages to obtain a player's personal information from the transaction process, data encryption will not allow that person either to read or to use it.

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

The Gaming Client Application is a casino graphical interface. Gaming calculations are performed by the game server, while the client application displays the results and accepts input from the player for further interaction. Communications between the client and server are encrypted using the SSL protocol. The SSL prevents hackers from monitoring a gaming session should they be able to intercept communications.

To tamper with the odds and payouts, a hacker would have to modify the game server or database system. Both of these systems are protected from external access. The game server can only be accessed using the gaming client. Learning the client/server protocol will not aid a hacker in gaining additional winnings from the system, since he/she would still be limited by the game server's rules and constraints. The machines that the game server processes run on are only accessible from Starnet's private network. Users cannot connect to these servers using telnet, rlogin, ssh, X windows, or any other login method. Therefore, the Company believes that it would be almost impossible for a hacker to tamper with game server code. The database systems are completely shut off from the Internet and can only be accessed by a limited number of applications on a closed network, such as the game servers and report generators.

All the information provided to the Company is kept strictly confidential, and is used only to support the player's relationship with Starnet and the licensee.

END-USER/PLAYER SCREENING

The Company has developed a secure network both to preserve the integrity of the financial transactions executed over its network as well as to screen out potential website customers who may be residents of the jurisdictions blocked from using the systems. World Gaming is in the process of implementing additional country and address screening. By matching the credit card number with the customer's country, postal code, and address, World Gaming is able to prevent most customers from those jurisdictions blocked from using the systems. World Gaming outlines on its web pages, and within the software itself, that it does not accept wagers from Canadian or United States citizens. In addition, it will not pay out winnings to any address within Canada or the United States of America.

Research and Product Development
--------------------------------

New product development will be a primary focus of Starnet for the current
fiscal year.   As the traditional casino gaming market and the interactive online gaming market begin to converge, new games that redefine the online gaming market will emerge. Starnet hopes to lead this convergence by redefining the online gaming experience. The Company plans to focus on a variety of different types, styles and themes of games, focusing on different demographic and niche markets in order to penetrate a larger user base. Different revenue models may also be explored, as the Company intends to consider developing games of skill as well as the traditional games of chance.

Research and development expenses reported for fiscal 2000 were $2.3 million, as against $620,000 for fiscal 1999 and $82,141 for fiscal 1998.

Number of Employees
-------------------

As of July 24, 2000, the Company employed 178 persons, of which 64 were employed in Antigua and 114 in Vancouver, British Columbia.

Government Licensing and Regulation and Related Risks
-----------------------------------------------------

The Company's subsidiaries have various connections with the online gaming industry. Inphinity develops interactive gaming software under contract with Starnet Systems. Starnet Systems, in turn, licenses on-line gaming systems to various entities (the "Licensees"), including affiliates, which deploy such software for the purpose of conducting interactive gaming casinos utilizing the Internet. These Licensees are licensed to operate interactive casinos in the country where their gaming equipment is physically located. For World Gaming, which is a subsidiary of Starnet, this is the Country of Antigua and Barbuda. In addition, most of the Licensees of Starnet System's software are also licensed by the Country of Antigua and Barbuda to operate interactive casinos. In addition, some of the Licensees of Starnet Systems' software are licensed by other countries as well. EFS, also a subsidiary of Starnet, from its offices in Antigua performs various services for the Licensees of Starnet Systems, including financial transaction processing. Moreover, Starnet Systems, from its offices in Antigua, performs various services for Licensees, including, but not limited to, providing customer support and technical support. In addition, Inphinity also provides support to Starnet Systems, which benefits the Licensees of Starnet Systems, by fixing and maintaining software systems developed by Inphinity for Starnet Systems.

The Licensees operate their interactive casinos from servers maintained by Starnet Systems and located in Antigua. All Licensees of Starnet Systems are, to the knowledge of Starnet, licensed by the Country of Antigua and Barbuda and other jurisdictions where their respective operations are located.

A significant debate exists whether the laws of any country other than the country where the computer gaming servers are physically located have jurisdiction over the operations of the Licensees of Starnet Systems. In addition, a significant debate exists whether the laws of any country other than the country where the computer gaming servers are physically located have jurisdiction over the operations of affiliates of the Company which perform services for Licensees. Many Licensees believe that they are not subject to the laws of any country other than the law of the country where they are licensed. As a result, they accept customers from any country, without regard to the laws of the country where the customer is located, including the United States. World Gaming, a subsidiary of the Company, however, has a policy not to accept wagers from the residents of the United States and Canada and has implemented procedures that prevent customers from collecting on winnings from wagers from the residents of such countries. While such procedures, as with most precautions, may be able to be circumvented, the Company believes that the procedures largely prevent such wagers from occurring.

Historically, gaming activities have been subject to extensive statutory and regulatory control by government authorities, and have been very dependant and likely significantly affected by any changes in the political climate and economic and regulatory policies of the countries where gaming facilities are located. These changes may impact the operations of the Company in a materially adverse way. Various laws and regulations could have a direct and material effect on the business, and indirectly could have a material effect on the public demand for software of Starnet Systems. Most countries and jurisdictions within countries have laws or regulations restricting gaming activities. For example, in the United States, the Federal Interstate Wire Act contains provisions which make it a crime for anyone in the business of gaming to use an interstate or international wire communication line to make wagers or to transmit information assisting in the placing of wagers, except , with respect to transmitting information, the wagering is legal in the jurisdictions from which and into which the transmission is made. Other United States laws impacting gaming activities include The Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act.

The Company believes that the activities of its subsidiaries do not violate or are not subject to such laws and regulations. However, because there is very little clear statutory and case law authority, this conclusion is not free from doubt. The Company faces the risk of either civil or criminal proceedings brought by governmental or private litigants who disagree with the Company's interpretation of laws and regulations. Because there is little guiding authority, there is a risk that the Company could lose such lawsuits or actions and be subject to significant damages or civil or criminal penalties and fines. Such proceedings could also involve substantial litigation expense, diversion of the attention of key executives, injunctions or other prohibitions being invoked against the

Starnet Systems' Licensees or the Company and its subsidiaries. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Several countries, most notably law enforcement agencies in the United States, believe that the laws of their country restrict, and in some instances prohibit, interactive gaming operators from doing business with residents of their countries and, in some instances, prohibit or restrict residents of their respective countries from doing business with interactive gaming operators located in a foreign country. The Department of Justice of the United States of America has taken the position that the federal criminal laws of the United States do, in fact, address interactive gaming operators that accept wagers from residents of the United States. They have taken this position on legislation pending in Congress, discussed below, and have also pursued various criminal prosecutions. For example, of several indictments issued at the request of the United States Attorney for the Southern District of New York, the one case that went to trial involved Jay Cohen, an owner of World Sports Exchange, a licensed gaming operator in Antigua. On February 28, 2000 the jury in the Federal District Court case found Jay Cohen guilty of violating United States federal law (18 U.S.C.
Section 1084), a federal statute that purports to make it illegal for a betting or wagering business to use a wire communication facility to transmit bets or wagers in interstate or foreign commerce. Several of the counts for which Mr. Cohen was found guilty solely involved his Internet operations. The decision is on appeal.

As a result of the debate on the effectiveness of laws in the United States to address activities of interactive gaming operators, there has been an extended effort in the United States to prohibit certain types of
interactive gaming by companies engaged in the business of gaming.   After
previous similar proposals failed to pass in 1998, on March 23, 1999, Senator Jon Kyl of the United States Senate introduced a revised proposal intended to prohibit and criminalize Internet gambling. This Bill passed the Senate on November 11, 1999. There can be no assurance whether any such bill will become law. This Bill, S. 692, contains exceptions that exempt certain types of wagering by gambling businesses. On October 21, 1999, Representative Goodlatte introduced a bill in the House of Representatives (H.R. 3125) with similar language as the Kyl bill. H.R.
3125 was voted on by the House of Representatives on July 17, 2000 under suspension of the rules, which limited debate and required a two-thirds vote for passage. The vote failed to achieve the necessary two-thirds vote required for passage. However, it was supported by over sixty percent
(60%) of those voting. Supporters of the Bill continue to try to bring the Bill up for a vote where only a simple majority would be required. It is impossible to predict the outcome of the legislation. If passed in its current form, this federal legislation would prohibit wagering over the Internet by gambling businesses, with exceptions for certain forms of gaming.

The Company believes that if such laws were found to be applicable to activities of Licensees of Starnet Systems or to affiliates of the Company that perform services for the Licensees, such laws would have a material adverse effect on the Company's business, revenues, operating results and financial condition. If it was determined that such law was applicable to the activities of Licensees and affiliates of the Company, the Licensees would have to change the types of wagering provided to residents of the United States. This would impact their current operations and there may be a delay in offering acceptable wagering products to such customers. There would be no assurance that the wagering products offered to such customers would be as profitable to the Licensees or to affiliates of the Company as the wagering products currently offered to such customers by the Licensees.

H.R. 4419, a Bill introduced in May, 2000 in the House of Representatives, is titled the Internet Gambling Funding Prohibition Act. In the form introduced, this Bill would prohibit any gambling business from accepting any financial instrument (defined as any check, wire, credit card charge or any other transaction facilitated by a financial institution) for the purpose of Internet gaming. At a Banking Committee hearing on June 28, 2000, the Bill passed out of Committee with amendments that largely removed the international reach of the Bill and also added exceptions to the prohibitions for pari-mutuel and lottery. It was serially referred to the House Judiciary Committee for consideration. In its normal course, the Committee would consider the Bill and, if passed, it would go to the House floor for a vote, and, if passed on the floor, it would be sent to the Senate for consideration. If passed in its current form, the legislation could have a material adverse effect on the Company's business, revenues, operating results and financial condition.

Other Factors that May Affect Future Results
--------------------------------------------

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a forward-looking statement. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause Starnet's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below and elsewhere in this annual report generally. You should be aware that the occurrence of any of the events described in this section, under "Government Licensing and Regulation" and elsewhere in this annual report generally, could have a material adverse effect on our business, financial condition and results of operation.

THE COMPANY IS INVOLVED IN SIGNIFICANT LITIGATION AND THERE IS NO ASSURANCE THAT IT WILL BE SUCCESSFUL.

Starnet is involved in a significant amount of litigation, including a lawsuit filed by a former licensee of Starnet Systems and a class action lawsuit that alleges that the Company knowingly made material misrepresentations regarding the nature and inherent risks of the Company's business in filings to the United States Securities and Exchange Commission, press releases and other public statements. The Company is also under investigation by the RCMP. There is a risk that the Company could lose these lawsuits or actions and be subject to significant damages or civil or criminal penalties and fines. Adverse judgments in any or all of these lawsuits could materially and adversely affect the Company's business, financial condition and results of operations.

THE COMPANY HAS A LIMITED OPERATING HISTORY, THEREFORE THERE IS A DEGREE OF UNCERTAINTY WHETHER ITS BUSINESS PLANS WILL BE SUCCESSFUL.

Although Starnet has already generated positive cash flow and reached profitability, it is still in the early stage of development and has only a limited history of operations. To extent that the Company implements its business plan, its business will be subject to all of the problems, expenses, delays and risks inherent in a new business enterprise, including, without limitation, limited capital, delays in program development, possible cost overruns, uncertain market acceptance and a limited operating history. In addition, Starnet's future success will depend upon many factors, including those which may be beyond its control or which cannot be predicted at this time, such as increased levels of competition, the emergence of additional competitors, changes in economic conditions, emergence of new technologies and changes in governmental regulations. As a result of these and other factors, there can be no assurance that the Company's operations will be successful.

THE COMPANY NEEDS ADDITIONAL FINANCING AND THERE IS NO ASSURANCE IT CAN BE OBTAINED.

A substantial portion of the Company's assets will be used to fund its expansion plans, operations and other capital needs. There can be no assurance, however, that such assets will be sufficient for these purposes. Current assets would not be sufficient to pursue the Company's larger business plans, and therefore, as is true for other companies contemplating significant growth, Starnet, in due course, is expected to require additional financing. There can be no assurance that any such additional financing that may be required will be available to Starnet if and when required, or on terms acceptable to the Company, or that such additional financing, if available, would not result in substantial dilution of the equity interests of existing shareholders. If additional financing is not available, the Company has and will likely continue to have sufficient cash flow and expense flexibility to bring the Company into a positive cash flow position. Consequently, management is confident of the Company's ability to continue operations.

THE COMPANY DEPENDS ON KEY PERSONNEL FOR WHOM IT MAINTAINS NO KEY PERSON LIFE INSURANCE.

The Company maintains no key person life insurance on such personnel. The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations. In addition, the Company's future operating results depend in part upon its ability to attract and retain other qualified management, engineering, financial, technical, marketing and sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect Starnet's business, financial condition and results of operations.

THE COMPANY FACES SIGNIFICANT COMPETITION AND THERE IS NO ASSURANCE THAT IT WILL BE ABLE TO COMPETE.

The Internet entertainment industry involves rapid technological change and is characterized by intense and substantial competition. Many of the companies, both domestic and foreign, with which the Company will compete are well established, substantially larger and have substantially greater resources than Starnet. It is also likely that other competitors will emerge in the future. Additionally, the Company will have to compete with other companies that have greater market recognition, greater resources and broader distribution capabilities than Starnet. Increased competition by existing and future competitors could materially and adversely affect the Company's business, financial condition and results of operations.

THE GAMING INDUSTRY IS A VOLATILE INDUSTRY.

The gaming industry is a volatile industry. The industry tends to be sensitive to economic conditions. When economic conditions are prosperous, gaming industry revenues increase; conversely, when economic conditions are unfavourable, gaming industry revenues decline. Any significant decline in general corporate conditions or the economy that affect consumer spending could have a material adverse affect on our business, financial condition and results of operations.

STARNET'S SOFTWARE AND HARDWARE SYSTEMS MAY FACE PROBLEMS IF THE VOLUME OF USAGE INCREASES.

The performance of the Company's online services is critical to its reputation and to achieving market acceptance. Any system failure, including network, software or hardware failure, that causes interruption or an increase in response time of its online services could result in decreased usage of the Company's services and, if sustained or repeated, could reduce the attractiveness of the Company's online services to its clients. An increase in the volume of usage of online services could strain the capacity of the software or the hardware employed, which could lead to slower response time or system failures, thereby adversely affecting the Company's revenues. The process of managing traffic within large, high traffic Internet online services such as Starnet's is an increasingly important and complex task. The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from acts of God, power loss, telecommunications failures, physical break-ins and similar events. The occurrence of any of these events could result in interruptions, delays or cessation in service to users of Starnet's online services, which could have a material adverse affect on the Company's business, financial condition and results of operations. A large portion of the Starnet's network infrastructure is located at a single, leased facility in Antigua, West Indies. The Company's systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, Internet breakdowns, break-ins, hurricanes and similar events. While Starnet does not have redundant facilities at a secondary location in the event of an emergency, it does have a variety of backup servers at its primary site to deal with system failures. Services based on sophisticated software and computer systems often encounter development delays and the underlying software may contain undetected errors that could cause system failures when introduced. Starnet is also dependent upon search engines, web browsers, Internet service providers ("ISPs") and online service providers ("OSPs") to provide Internet users access to its web site. Clients may experience difficulties accessing or using the Company's web site due to system failures or delays unrelated to the Company's systems. Starnet does not carry sufficient business interruption insurance to compensate it for these types of losses.

STARNET'S FUTURE GROWTH DEPENDS ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

The Company's future success is substantially dependent upon continued growth in the use of the Internet and, as it relates to the Company's business, in the acceptance and volume of commercial transactions on the Internet. There can be no assurance that the number of Internet users will continue to grow or that commerce over the Internet will become more widespread. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, lack of access and ease of use, congestion of traffic, inconsistent quality of service and lack of availability of cost-effective, high-speed service, potentially inadequate development of the necessary infrastructure, excessive governmental regulation, uncertainty regarding intellectual property ownership or timely development and commercialization of performance improvements, including high speed modems. Starnet's success also depends upon, among other things, the continued development and maintenance of a viable Internet infrastructure to support the continued growth in the use of the Internet. The maintenance and improvement of this infrastructure will require timely development of products, such as high speed modems and communications equipment, to continue to provide reliable Internet access and improved content. The current Internet infrastructure may not be able to support an increased number of users or the increased bandwidth requirements of users and, as such, the performance or reliability of the Internet may be adversely affected. Furthermore, the Internet has experienced certain outages and delays as a result of damage to portions of its infrastructure. Similar outages and delays in the future could adversely affect the level of traffic on the Company's web site destination. The effectiveness of the Internet may decline due to delays in the development or adoption of new standards and next-generation Internet protocols designed to support increased levels of activity. There can be no assurance that the infrastructure or products or services necessary to ensure the continued expansion of the Internet will be developed, or that the Internet will become a viable commercial medium. If the necessary infrastructure, standards, protocols, products, services or facilities are not developed, or if the Internet does not become a viable commercial medium, the Company's results of operations and financial condition could be materially and adversely affected. Even if such infrastructure, standards or protocols or complementary products, services or facilities are developed, there can be no assurance that Starnet will not be required to incur substantial expenditures in order to adapt its services to changing or emerging technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, it is anticipated that additional domain levels may be created (such as ".biz"). To the extent additional domain levels are added, their existence may greatly increase the level of competition for the Company's site destination.

STARNET'S SYSTEM FACES ONLINE SECURITY RISKS.

Despite the implementation of security measures, Starnet's network may be vulnerable to unauthorized access, computer viruses and other disruptive problems. For example, given the content of the Company's web sites, there is an incentive for "hackers" to penetrate the Company's network security.
A party that is able to circumvent security measures could misappropriate proprietary information and, perhaps at least as critically, cause interruptions in Starnet's operations. ISPs and OSPs have in the past experienced, or may in the future experience, interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Starnet may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. There can be no assurance that any measures implemented will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to clients accessing the Company's web sites, which could have a material adverse effect on our business, results of operations and financial condition.

THE MARKET FOR INTERNET SERVICES IS IN A STATE OF RAPID TECHNOLOGICAL CHANGE AND THE COMPANY MAY NOT BE ABLE TO KEEP UP.

The market for Internet services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require the Company to effectively use leading technologies, continue to develop its technological expertise, enhance its current services and continue to improve the performance, features and reliability of its web sites. Changes in network infrastructure, transmission and content delivery methods and underlying software platforms and the emergence of new broadband technologies, such as DSL and cable modems, could dramatically change the structure and competitive dynamic of the market. In particular, technological developments or strategic partnerships that accelerate the adoption of broadband access technologies may require the Company to expend resources to address these developments. There can be no assurance that Starnet will be successful in responding quickly, cost effectively and sufficiently to these or other such developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures to modify or adapt the Company's web sites. A failure to respond rapidly to technological developments could have a material adverse effect on the Company's business, results of operations and financial condition.

STARNET MUST CONTINUE TO IMPROVE AND EXPAND ITS SKILLS AND PERSONNEL, BUT MAY NOT BE ABLE TO DO SO.

In order to expand its business operations, the Company must continue to improve and expand the expertise of its personnel and must attract, train and manage qualified managers and employees to oversee and manage its contemplated expanded operations. There can be no assurance that Starnet will be able to manage effectively the expansion of its operations or that its current personnel, systems, procedures and controls will be adequate to support operations. Any failure of management to manage effectively the Company's growth could have a material adverse effect on Starnet's business, results of operations and financial conditions. Although management intends to ensure that its internal controls remain adequate to meet the demands of further growth, there can be no assurance that its systems, controls or personnel will be sufficient to meet these demands. Inadequacies in these areas could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY HAS LIMITED INTELLECTUAL PROPERTY PROTECTION AND THERE IS RISK THAT STARNET'S COMPETITORS WILL BE ABLE TO APPROPRIATE ITS TECHNOLOGY.

Starnet regards its trade secrets and similar intellectual property as critical to its success. In that context, the Company will rely on a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions. There is no guarantee that these efforts will be adequate; that the Company will be able to secure trademark registrations for all of its marks in the United States or other countries; or that third parties will not infringe upon or misappropriate its copyrights, trademarks, service marks and similar proprietary rights. In addition, effective copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible to control the ultimate destination of the Company's web sites. Since trademark and copyright protections are not "self-enforcing", future litigation may be necessary to enforce and protect Starnet's secrets, copyrights and other intellectual property rights. Starnet may also be subject to litigation to defend against claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Such litigation could result in substantial costs. An adverse outcome could require the Company to cease using such intellectual property. Any litigation regarding propriety rights could be costly and divert management's attention, result in the loss of certain of the Company's proprietary rights, require the Company to seek licenses from third parties and prevent the Company from selling its services, any one of which could have a material adverse effect on Starnet's business, results of operations and financial condition.

THE COMPANY MAY BE HELD LIABLE FOR THE CONTENT OF ITS WEB SITES.

As a distributor of Internet content, Starnet faces potential liability for negligence, copyright, patent, trademark infringement, defamation, indecency, disparagement and other claims based on the nature and content of the materials that it transmits. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. Although the Company will maintain general liability insurance, its insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. In addition, although Starnet generally requires its content providers to indemnify the Company for such liability, such indemnification may be inadequate. Any imposition of liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on the Company's business, results of operations and financial condition.

THE TRADING MARKET FOR STARNET'S STOCK MAY BE ILLIQUID.

The shares of Starnet's common stock are quoted on the National Association of Securities Dealers' Over-The-Counter Bulletin Board ("OTC Bulletin Board"). This quotation system generally supports companies that do not meet the listing requirements of the NASDAQ SmallCap Market. As a result, investors may find it more difficult to dispose of or to obtain accurate quotations of the Company's common stock. In addition, quotations on the OTC Bulletin Board depend on the willingness of broker-dealers to make a market for the stock. There can be no assurance that Starnet's common stock will continue to be quoted on the OTC Bulletin Board or that there will continue to be a market for such stock.

THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS, AND IT LACKS PRODUCT LIABILITY INSURANCE.

Starnet faces an inherent risk of exposure to product liability claims in the event that the products it develops and licenses contain errors, "bugs" or defects. There can be no assurance that the Company will avoid significant product liability exposure. Starnet does not currently have product liability insurance, and there can be no assurance that insurance coverage will be available in the future on commercially reasonable terms, or at all. Further, there can be no assurance that such insurance, if obtained, will be adequate to cover potential product liability claims, or that a loss of insurance coverage or the assertion of a product liability claim or claims would not materially adversely affect the Company's business, financial condition and results of operations.

STARNET MAY BE SUBJECT TO REGULATION OF INTERNET GAMING.

Starnet and the Licensees are subject to applicable laws in the jurisdictions in which they are located. As companies and consumers involved in Internet gaming are located around the globe, including the end-users of Starnet Systems' Licensees, there is uncertainty regarding exactly which governments have jurisdiction or authority to regulate or legislate with respect to various aspects of the industry. The uncertainty surrounding the regulation of Internet gaming could have a material adverse effect on Starnet's business, revenues, operating results and financial
condition.   In addition,  legislation designated to restrict or prohibit
Internet gaming may be adopted in the future in the United States or other jurisdictions. Also, existing legislation around the world, including the United States and individual state statutes, could be construed to prohibit or restrict gaming through the use of the Internet and there is a risk governmental authorities may view Starnet Systems' Licensees or the Company as having violated such statutes. There is a risk that criminal and civil proceedings could be initiated in such jurisdictions against Starnet Systems' Licensees or the Company, and such proceedings could involve substantial litigation expense, penalties, fines, diversion of the attention of key executives, injunctions or other prohibitions being invoked against Starnet Systems' Licensees or the Company. Such proceedings could have a material adverse effect on the Company's business, revenues, operating results and financial condition. In addition, as electronic commerce develops further, it may generally be the subject of government regulation. Also, current laws that pre-date or are incompatible with Internet electronic commerce may be enforced in a manner that restricts the electronic commerce market. Any such developments could have a material adverse effect on Starnet's business, revenues, operating results and financial condition.


ITEM 2. PROPERTIES

Starnet's Antigua-based operations occupy 3,100 square feet of commercial space in the Cable & Wireless building on Newgate Street, St. John's. A termination notice has been given on this space effective September 30, 2000 and the operations will move to new 6,400 square feet premises at The CIBC Banking Centre, Old Parham Road, St. John's. The new facility will house all of the operations of Starnet Systems, World Gaming and EFS.

The Old Parham Road lease is for a term of three years, with an option to renew for a further three years. The annual rent is $170,000 plus utilities.

Inphinity occupies 27,000 square feet of commercial space at 1401 West 8th Avenue, Vancouver, British Columbia, Canada. This facility houses all of Inphinity's operations, including development and production.

The annual cost of the space at the Vancouver location is approximately $573,000 CAD. The lease expires on May 31, 2005, although there is an option to renew for a further five years at market rates.

ITEM 3. LEGAL PROCEEDINGS

The following are material existing and pending legal claims against the
Company:

Her Majesty the Queen in Right of Canada
----------------------------------------

On August 25, 1999, the RCMP obtained an ex parte restraint order from the Honourable Associate Chief Justice of the Supreme Court of British Columbia pursuant to the provisions of the Criminal Code of Canada. This order prevents the Company and Starnet Systems International Inc. from accessing funds located in their Canadian bank accounts. The amount of money in these accounts is approximately $7,024,000. The basis for the claim is the allegation that the funds in these bank accounts are proceeds of crime, obtained as a result of the breach of certain gaming provisions contained in the Criminal Code of Canada, and should therefore be forfeited to the Crown. In September 1999, the Company brought an application to have the restraint order revoked. This application was unsuccessful.

On February 24, 2000, the RCMP applied to the Supreme Court of British Columbia to continue the restraint order for a further 12 months. On the same day, the Company brought an application to have the restraint order vacated. The application to continue the restraint order was granted but only for a further six months. The application to vacate the restraint order was adjourned until such time as all issues relating to privileged documents had been dealt with.

Las Vegas Casino Inc.
---------------------

Plaintiff:     Las Vegas Casino Inc. ("LVC")
Defendants:    The Company, a number of its subsidiaries and various employees
Court:         Supreme Court of British Columbia, Action No. C994793,
               Vancouver Registry
Date Filed:    September 16, 1999

The plaintiff alleges that the Company, a number of its subsidiaries, including Starnet Systems (formerly Softec Systems Caribbean Inc.), and various employees of the Company and its subsidiaries, caused a $1 billion loss arising by reason of alleged misappropriation of funds and breach and wrongful termination of its software license agreement with Starnet Systems. The relief sought includes general and exemplary damages, declarative relief, an accounting, interest and costs.

On July 12, 2000, Starnet Systems was granted a stay of the lawsuit as against it only, with the result that, pursuant to the terms of the software license agreement, the plaintiff's claim and Starnet Systems' claim for unpaid fees will proceed to arbitration.

The Company believes that LVC's allegations are without merit and intends to defend LVC's lawsuit and to contest arbitration proceedings vigorously. As this matter is at a preliminary stage, its financial impact, if any, cannot be determined at this time, although management is of the opinion that it will not result in any significant losses to the Company.

U.S. Class Action Claims
------------------------

A.   Plaintiff:     Alan Fenster, P.C.
     Defendants:    The Company, John Carley ("Carley"), Mark Dohlen
                    ("Dohlen"), Christopher H. Zacharias ("Zacharias")
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-681
     Date Filed:    October 15, 1999

B.   Plaintiff:     Manuel Jankovits
     Defendants:    The Company, Carley, Dohlen, Zacharias
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-702
     Date Filed:    October 21, 1999

C.   Plaintiff:     Philip J. Pendery
     Defendants:    The Company, Carley, Dohlen, Zacharias, Jason King
                    ("King")
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-716
     Date Filed:    October 26, 1999

D.   Plaintiff:     Vinh Nguyen
     Defendants:    The Company, Carley, Dohlen, Zacharias, King
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-750
     Date Filed:    November 5, 1999

E.   Plaintiff:     On-Site Trading, Inc.
     Defendants:    The Company, Carley, Dohlen, Zacharias
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-758
     Date Filed:    November 5, 1999

F.   Plaintiff:     Jim Moore
     Defendants:    The Company, Carley, Dohlen, Zacharias
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-794
     Date Filed:    November 16, 1999

G.   Plaintiff:     Paul Martinez
     Defendants:    The Company, Carley, Dohlen, Zacharias, King
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-806
     Date Filed:    November 23, 1999

H.   Plaintiff:     Joseph Guisinger
     Defendants:    The Company, Carley, Dohlen, Zacharias
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-817
     Date Filed:    November 29, 1999

I.   Plaintiff:     Robert Reynolds
     Defendants:    The Company, Carley, Dohlen, Zacharias
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-845
     Date Filed:    December 8, 1999

J.   Plaintiff:     Terry A. Perrine
     Defendants:    The Company, Carley, Dohlen, Zacharias
     Court:         United States District Court, District of Delaware,
                    C.A. No. 99-852
     Date Filed:    December 9, 1999

The class alleged in the class action claims consists of all persons who purchased the Company's common stock from March 11, 1999 to August 20, 1999 inclusive, excluding the defendants and persons connected with the Company. The basis for all of the U.S. class action claims is similar. The plaintiffs generally allege that the Company:

1. Failed to properly advise its investors of the risks associated with the Company's business;

2. Misled its investors as to the risks associated with the Company's business;

3. Misled its investors by stating that the Company did not accept wagers from persons resident in Canada or the United States, when it, in fact, did do so; and

4. Misled its investors by stating that their business was legal within Canada and the United States when it was not.

The relief sought includes declaration of a class, and damages and costs for the class. The amount of the damages claimed is unspecified.

On March 7, 2000, the United States District Court for the District of Delaware ordered that these ten actions be consolidated under the heading IN RE STARNET COMMUNICATIONS INTERNATIONAL INC. SECURITIES LITIGATION, C.A. No. 99-681 (SLR).

As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend this lawsuit vigorously.

Home Gambling Network, Inc.
---------------------------

Plaintiff:     Home Gambling Network, Inc.
Defendant:     The Company
Court:         United States District Court for the District of Nevada,
Action  No.    CV S-99-00339-JBR (LRL)
Date Filed:    March 22, 1999

The plaintiff filed a lawsuit against the Company, alleging infringement of its patent entitled "Method of Participating in a Live Casino Game from a Remote Location". The plaintiff's patent contemplates the use of a live video feed to play real-time footage of a person facilitating the play on a casino game. The player watches the game being dealt and winnings and losses are directly debited or credited from the payer's bank account. The amount of the damages claimed was unspecified.

Pursuant to a settlement reached by the parties, this action was dismissed without prejudice on December 29, 1999, with each party bearing its own costs and legal fees.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of security holders of Starnet was held at the Royal Antiguan Resort, Deep Bay, St. John's, Antigua on April 19, 2000.

(c) The following matters were submitted to a vote of security holders through the solicitation of proxies or otherwise:

     Election of Directors
     ---------------------

     The following persons received the votes cast for and withheld with respect to the election of directors:

                              FOR            WITHHELD

     Meldon Ellis             19,612,708     48,401
     Wolf Bergelt             19,497,176     163,933
     Clare Roberts            19,614,979     46,130
     Nicholas Jackson         19,611,194     49,915
     Jason Bolduc             19,195,776     465,313
     Dean Grimm               19,014,252     646,857
     Fred Hazell              19,620,579     40,530
     Brownell Combs II        19,620,579     40,530
     Matthew Stasior          19,620,479     40,630

     Ratification of Independent Public Accounts
     -------------------------------------------

     In other business, the security holders ratified the appointment of Jones, Jensen & Co. (now HJ & Associates, L.L.C.) as Starnet's independent public accountants. The votes cast for and against, and those abstaining from voting, were as follows:

               FOR                 AGAINST        ABSTAIN

               19,634,827          5,654          20,628


PART II

ITEM 5. MARKET FOR STARNET'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
------------------

The Company's common stock is traded on OTC Bulletin Board under the symbol "SNMM" and on the Berlin Exchange's Over-The-Counter market under the symbol "SNM".

The following table sets out the range of high and low bid information for the Company's common stock for each full quarterly period within the two most recent fiscal years as quoted on the OTC Bulletin Board. Bid quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

QUARTER ENDED       HIGH ($)       LOW ($)

July 30, 1998       0.75           1.50
October 31, 1998    7/8            0.45
January 31, 1999    6 1/32         3/8
April 30, 1999      17.01          3 11/16
July 30, 1999       29.00          8.56
October 31, 1999    15.94          3.00
January 31, 2000    4.56           1.75
April 30, 2000      10.00          2.81

Security Holders
----------------

As of July 24, 2000, there were 160 registered holders of shares of the outstanding Class A Voting Common Stock of the Company.

Dividends
---------

No dividends have been declared or paid on the Company's common stock.

Recent Sales of Unregistered Securities
---------------------------------------

No equity securities of Starnet were sold by the Company during the period covered by this Report that were not registered under the Securities Act, other than unregistered sales made in reliance on Regulation S.


ITEM 6.  SELECTED FINANCIAL DATA

Selected income statement data for the years ended April 30 (in thousands of US dollars, except per share figures):

                                      2000       1999        1998     1997      1996
                                  ---------------------------------------------------
      Net sales                     17,881      6,255         257       --        --
      Income (loss) from continuing
      operations                    (4,462)     1,031        (818)      --        --
      Income (loss) from continuing
      operations per common share   $(0.16)     $0.04      $(0.04)      --        --
      Cash dividends declared per
      common share                      --         --          --       --        --

Prior to 1998, the Company's activities were limited to activities that have since been classified as discontinued operations.


Selected balance sheet data as at April 30 (in thousands of US dollars):


                                      2000       1999        1998     1997      1996
                                  ---------------------------------------------------
      Total assets                  27,983      13,439     3,275        1,197     N/A
      Long-term obligations            979         818       419          312     N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Some of the information in this annual report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this annual report and in the documents incorporated by reference into this annual report that is not a statement of an historical fact constitutes a forward-looking statement. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements.

We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause Starnet's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. Important factors that may cause our actual results to differ from such forward-looking statements include, but are not limited to, the risk factors discussed below and elsewhere in this annual report generally. You should be aware that the occurrence of any of the events described in this section, under "Government Licensing and Regulation", "Other Factors That May Affect Future Results" and elsewhere in this annual report generally, could have a material adverse effect on our business, financial condition and results of operation.

Results Of Operations
---------------------

(Financial figures are in thousands)

The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc. of Antigua. Starnet Systems, also of Antigua, licenses its gaming software to third parties for a set up fee and monthly royalty. Inphinity Interactive Inc. was incorporated in 1999 to develop gaming software and web pages. In April 2000, the Company sold the assets of its adult entertainment business to a third party to focus entirely on the Internet gaming industry. The adult business has been classified separately as discontinued operations. Revenues from all components of the gaming business, which include licensing, casino operations and financial transaction processing, have undergone tremendous growth and generated revenues of $17,800, representing an increase of 186% over the gaming revenues of $6,300 for the year ended April 30, 1999.

The following tables set out selected information from the statements of operations for the year ended April 30, 2000 and 1999 and the balance sheets as at April 30, 2000 and 1999:

SELECTED STATEMENT OF OPERATIONS INFORMATION

                                              For the year ended
                                       April 30, 2000  April 30, 1999
                                       --------------  --------------

Net Sales                                      17,881           6,255
Gross Margin                                   12,738           5,380
Operating Expenses                             17,624           4,376
Income (Loss) From Continuing Operations       (4,462)            998
Net Income (Loss)                              (3,255)          2,042

SELECTED BALANCE SHEET INFORMATION

                                       At April 30, 2000  At April 30, 1999
                                       -----------------  -----------------

Working Capital                                 6,238           7,106
Total Assets                                   27,983          13,439
Long Term Debt                                    503             461
Retained Earnings (Deficit)                    (2,371)            884
Total Shareholders' Equity                     19,376           9,420


The revenue growth is primarily due to a 198% increase in royalties and fees generated from gaming operations, financial transaction processing and web site production for licensees, from $4,645 in 1999 to $13,853 in 2000. Revenue from software licensing, including Antigua gaming licenses, also increased a healthy 150%, from $1,610 to $4,028, which represented 23% of total revenue compared to 26% in 1999.

During the year, the Company completed software for 33 new licensees but lost 5 for a net increase of 28 and a total of 45 active licensees as at April 30, 2000. Together, the licensees generated $56,000 in system wide revenues in the Company's fiscal year 2000, up 273% from $15,000 in 1999. However, there are some licensees experiencing relatively low revenue levels and the Company believes they will likely close over the upcoming year or merge with one of the more successful licensees. Royalty revenue from one of the operating licensees represented approximately 23% of the total sales for the Company in fiscal 2000 compared to 19% in fiscal 1999.

Along with the growth in sales, gross profit increased to $12,738 for the year ended April 30, 2000 from $5,380 for the prior year. The gross margin decreased from 86.0% for the year ended April 30, 1999 to 71.2% for the year ended April 30, 2000 due to the relatively lower gross margin from reselling the Antigua gaming licenses.

In order to support the rapid growth in the underlying business, the Company invested heavily in software development, selling, network operations and general and administration to ensure the Company's place as one of the leaders in the industry. Consequently these expenses increased by 304% to $11,704 for the year ended April 30, 2000 from $2,891 for the prior year.

As mentioned earlier in this Report, the Company's business operations have been under investigation by the Canadian authorities (the "Investigation") and management has been cooperating fully with the RCMP. As a result, the Company has successfully refocused its efforts on the on-line gaming industry. The Company has also succeeded in developing a detailed plan for resolving other related legal actions and has begun a comprehensive process of reviewing the licensee operations to ensure the continued success of the underlying business. This process has resulted in the identification of several adjustments and provisions that impact the Company's financial results for the year ended April 30, 2000. They are as follows:

1. A bad debt provision of $1,734 consisting of $1,064 from 14 licensees that were negatively affected by the investigation and legal actions described above. The Company recognized this revenue when it entered into contracts with the licensees, customized their web sites and delivered the software. However several licensees failed to generate sufficient web site revenues to pay Starnet the royalty and license fees required by their contracts. A further $379 relates to unpaid financial service fees and minimum royalties for the affected licensees. Another $291 was provided for in the fourth quarter to cover other miscellaneous receivables. Combined, the affected licensees contributed less than 5% to Starnet revenues.

2. Legal expenses of $2,082 for the twelve months to April 30, 2000 Included in this amount is a provision made during the year for $1,500 to cover the anticipated legal costs to:

          a.  Defend the Company against the following actions:
                 i. The Investigation
                ii. Various Shareholder Class Action suits
               iii. The Las Vegas Casino law suit
          b.  Complete Phase 2 of the corporate re-structuring

Of this amount, $1,282 remains as an accrual at year-end to cover the anticipated legal costs to bring these matters to a conclusion.

Depreciation and amortization increased from $997 in 1999 to $2,011 in 2000 as new computer equipment was purchased to handle the increase in network traffic. The Company also expanded its facilities in Antigua. Also a write-down of the remaining Deferred Software Development costs was made to recognize the diminished value of this asset due to the planned release of Starnet Systems 2000 in the first quarter of fiscal year 2001.

The loss from continuing operations for the year ended April 30, 2000 was $4,462 compared to an operating income of $1,031 for the prior year. The loss was mainly the result of a substantial investment in software development that was expensed during the year. The investment will lead to a completely new software platform that will be launched in the first half of fiscal year 2001.

Pursuant to the terms of a letter agreement dated March 17, 2000, the Company sold the business and all of the assets of its adult entertainment division. Prior to the sale, the discontinued division suffered a loss of $355 compared to a profit of $1,011 in the prior year as management focused its efforts on other areas. The proceeds from the sale were $1,944 (net of a $356 discount) resulting in a gain of $1,562 before income taxes.

Tax recovery for the year ended April 30, 2000 was $116. The majority of the Company's income is generated from Starnet Systems in Antigua, which is not subject to income tax. However, although the Company's Canadian subsidiaries are subject to tax, the high development costs during the year more than offset the taxable capital gain from the sale of the discontinued operations, and allowed for a recovery of taxes paid in the prior year.

Liquidity and Capital Resources
-------------------------------

(Financial figures are in thousands)

At April 30, 2000, the Company had $5,984 in cash and cash equivalents compared to $5,000 at April 30, 1999. Due to the Investigation by Canadian authorities of the business operations of the Company, two of the Company's bank accounts with a Canadian bank were frozen on August 25, 1999 pursuant to a restraint order granted by the Supreme Court of British Columbia. The amount affected totaled approximately $7,024. An additional $516 represents interest and amounts held as collateral. Despite the fact that the restraint order is slowing down the Company's expansion plan, it does not prevent the Company from continuing its operations. Due to the significant increase in the volume and amount of credit card cash transactions, the Company has reclassified reserves held by the merchant banks as reserves and deposits with credit card processors. Of the $3,857 on hand, a significant portion is held as a rolling reserve, which is released to the company after six months.

Working capital at April 30, 2000 decreased to $6,238 from $7,106 at April 30, 1999. Accounts receivable decreased from $2,671 at April 30, 1999 to $2,022 at April 30, 2000. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees that have their own merchant accounts. Prepaid expenses and deposits increased by $384 to $616 at April 30, 2000 due to increased security deposits required for the expanded operations. Other current assets at April 30, 2000 dropped to $1,349 from $1,424 at April 30, 1999. The decrease is the net effect of prepayments made to the Antiguan Government for the purchase of additional casino licenses less the portion allocated to costs of sales during the year. The casino licenses are held for sale to prospective licensees. Of the original cost of $2,250, $901 has been expensed for the year against gaming license revenue of $1,273. The remaining balance will be expensed as revenue is generated but the expense will not be less than $281 in any quarter.

Net cash used by operations for the year ended April 30, 2000 was $557 compared to cash generated of $291 for the year ended April 30, 1999. The decrease in cash from operations was mainly due to the investment in development expenses that were expensed during the year.

Net cash used for investing activities for the year ended April 30, 2000 was $9,548 compared to $827 for the year ended April 30, 1999. The majority of the difference is due to the significant increase to restricted cash of $7,173, most of which is due to the

Investigation. Also, significant purchases of capital assets were required to meet the growing processing requirements.

Net cash provided by financing activities for the year ended April 30, 2000 was $11,035 compared to $5,416 for the year ended April 30, 1999. The increase was from the proceeds of the exercise of stock options and warrants.

Contingencies and Commitments
-----------------------------

On September 16, 1999, Las Vegas Casino Inc. ("LVC") commenced an action against the Company, a number of its subsidiaries and various employees of the Company and its subsidiaries. LVC, a former software licensee of Starnet Systems, alleges a $1 billion loss arising from alleged misappropriation of funds, and breach and wrongful termination of its software license agreement. Starnet Systems terminated the software license agreement with LVC on July 22, 1999 as a result of LVC's failure to pay over $200,000 in fees owed to Starnet Systems. On July 12, 2000, Starnet Systems was granted a stay of the lawsuit as against it only, with the result that LVC's claim and Starnet Systems' claim for unpaid fees will proceed to arbitration. The Company believes that LVC's allegations are without merit and intends to defend LVC's lawsuit and to contest arbitration proceedings vigorously. As this matter is at a preliminary stage, its financial impact, if any, cannot be determined at this time, although management is of the opinion that it will not result in any significant losses to the Company.

On August 20, 1999, the Royal Canadian Mounted Police ("RCMP") obtained a search warrant and searched the Vancouver, British Columbia offices of Starnet Communications Canada Inc. The basis for the search was the allegation of the RCMP that the Company and some of its officers, directors and employees were breaching certain gaming provisions contained in the Criminal Code of Canada.

On August 25, 1999, the RCMP obtained an ex parte restraint order pursuant to the provisions of the Criminal Code of Canada. This order prevents the Company and Starnet Systems International Inc. from accessing funds located in their Canadian bank accounts. The amount of money in these accounts is approximately $7,024,000. In September 1999, the Company brought an application to have the restraint order revoked. This application was unsuccessful.

On February 24, 2000, the RCMP applied to the Supreme Court of British Columbia to continue the restraint order for a further 12 months. On the same day, the Company brought an application to have the restraint order vacated. The application to continue the restraint order was granted but only for a further six months. The application to vacate the restraint order was adjourned until such time as all issues relating to privileged documents had been dealt with.

Despite the fact that the restraint order is slowing down the Company's expansion plan, it does not prevent the Company from continuing its operations or expansion plan. The RCMP investigation has not been completed and no charges have been laid.

Between October 15, 1999 and December 9, 1999, ten class action claims were commenced in the United States against the Company and some of its directors and officers. The class action lawsuits allege that material misrepresentations regarding the nature and inherent risks of the Company's business were knowingly made in filings to the United States Securities and Exchange Commission, press releases and other public statements. The amount of the damages claimed is unspecified. These actions have now been consolidated in a single proceeding. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend these lawsuits vigorously.

In all of the above-noted matters, management has been unable to determine the likely outcomes. Consequently, no provision for loss has been made in these financial statements in respect of these matters.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information with respect to this item is contained in the financial statements listed in Item 14 of this Report. Such information is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young L.L.P. ("Ernst & Young") declined to stand for re-election as independent auditors as of August 24, 1999. Neither of Ernst & Young's reports on the financial statements for the 1998 and 1999 fiscal years has contained adverse opinions or disclaimers of opinion, or were modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

HJ & Associates, L.L.C. (formerly Jones, Jensen & Co.) were appointed as of October 25, 1999 as independent auditors for the purpose of auditing the Company's financial statements.


PART III
--------

The information required by Part III (Items 10, 11, 12 and 13), which relates to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions, is incorporated herein from the Company's definitive proxy statement to be filed pursuant to Regulation 14A by August 28, 2000.

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements (included in Part II of this Report):
     ----------------------------------------------------------

     Independent Auditors' Report

     Report of Independent Auditors - incorporated by reference from
     Item 7 of Form 10-KSB/A dated August 12, 1999.

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to the Consolidated Financial Statements

     Exhibits required by Item 601 of Regulation S-K:
     ------------------------------------------------

     3.1    Articles of Incorporation(1)

     3.2    Bylaws(1)

     3.3    Certificate of Incorporation(2)

     3.4    By-laws(4)

     10.1   Bank of Montreal(1)

     10.2   Pacific Rim Investments Inc.(1)

     10.3   Simulcast Agreement(1)

     10.4   CompuServe Agreement(1)

     10.5   Starnet Communications International Inc. 1997 Stock Option Plan(2)

     10.7   Starnet Communications International Inc. 1999 Stock Option Plan(3)

     10.8   Software License Agreement between Starnet Systems
            International Inc. and Global Interactive Ltd. dated
            February 19, 2000(4)

     10.9 Commitment Letter between Starnet Systems International Inc. and Simpson Bay, Ltd. dated June 23, 2000(4)

     10.10  Employment Agreement between Starnet Communications
            International Inc. and Meldon Ellis dated October 1, 1999(4)

     10.11 Consulting Services Agreement between Starnet Communications International Inc. and Wolf Bergelt dated April 1, 1999(4)

     16.1 Letter from Ernst & Young L.L.P. dated September 9, 1999 regarding change in certifying accountant - incorporated by reference from Exhibit 24.1 of Form 8-K/A dated September 10, 1999

     21.1   Subsidiaries of the Registrant(4)

     23.1   Consent of Independent Auditors dated July 28, 2000(4)

     27.1   Financial Data Schedule(4)
----------------------------
(1)  Incorporated by reference from Form 10-SB dated June 18, 1997.
(2)  Incorporated by reference from Form S-8 dated March 12, 1998.
(3)  Incorporated by reference from Form S-8 dated March 10, 1999.
(4)  Filed herewith.

 (b) Reports on Form 8-K:
     --------------------

     The following report on Form 8-K was filed during or subsequent to the last quarter of the period covered by this Report:

     June 14, 2000 - sale of the assets and undertakings comprising the adult entertainment division of Starnet Communications Canada Inc. to 596773 B.C. Ltd.

                STARNET COMMUNICATIONS INTERNATIONAL INC.

                    CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2000

                             C O N T E N T S


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . .  F-3

Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Operations. . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Stockholders' Equity. . . . . . . . . . .  F-7

Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . .  F-8

Notes to the Consolidated Financial Statements . . . . . . . . . . . F-10

                      INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Starnet Communications International Inc.

We have audited the accompanying consolidated balance sheet of Starnet Communications International Inc. as of April 30, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended April 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the years ended April 30, 1999 and 1998 were audited by other auditors, whose report dated June 30, 1999, expressed an unqualified opinion.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Starnet Communications International Inc. at April 30, 2000, and the consolidated results of their operations and their cash flows for the year ended April 30, 2000 in conformity with generally accepted accounting principles.



HJ & Associates, LLC
Salt Lake City, Utah
July 22, 2000

                STARNET COMMUNICATIONS INTERNATIONAL INC.
                       Consolidated Balance Sheets
                         (In Thousands of US $)

                                 ASSETS
                                 ------

                                                                           April 30,
                                                                 -----------------------------
                                                                    2000              1999
                                                                 -----------       -----------
CURRENT ASSETS

   Cash and cash equivalents                                     $     5,984       $     5,000
   Reserves and deposits with credit card processors (Note 3)          3,857             1,337
   Accounts receivable (Note 4)                                        2,022             2,671
   Prepaid expenses and deposits                                         616               232
   Other current assets (Note 5)                                       1,349             1,424
   Current portion of long-term receivable (Note 16)                     514               -
                                                                 -----------       -----------

      Total Current Assets                                            14,342            10,664
                                                                 -----------       -----------

OTHER ASSETS

   Restricted cash (Note 6)                                            7,234                61
   Capital assets (net) (Note 7)                                       4,868             1,673
   Deferred website costs (Note 8)                                       -                 285
   Software development costs (net) (Note 9)                             -                 610
   Deferred income tax asset (Note 10)                                   -                 146
   Long-term receivable (Note 16)                                      1,539               -
                                                                 -----------       -----------

      Total Other Assets                                              13,641             2,775
                                                                 -----------       -----------

      TOTAL ASSETS                                               $    27,983       $    13,439
                                                                 ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                      $     5,223       $     1,371
   Income taxes payable (Note 10)                                        -                 268
   Funds held on deposit (Note 11)                                     2,118               989
   Deferred revenue                                                      287               573
   Current portion of capital lease obligations (Note 12)                476               357
                                                                 -----------       -----------

      Total Current Liabilities                                        8,104             3,558
                                                                 -----------       -----------

LONG-TERM LIABILITIES

   Non-current portion of capital lease obligations (Note 12)            503               461
                                                                 -----------       -----------

      Total Long-Term Liabilities                                        503               461
                                                                 -----------       -----------

      Total Liabilities                                                8,607             4,019
                                                                 -----------       -----------

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY

   Capital stock (Note 13)                                            22,143             8,584
   Subscription receivable                                              (381)              -
   Retained earnings (deficit)                                        (2,371)              884
   Accumulated other comprehensive loss                                  (15)              (48)
                                                                 -----------       -----------

      Total Stockholders' Equity                                      19,376             9,420
                                                                 -----------       -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    27,983       $    13,439
                                                                 ===========       ===========

          The accompanying notes are an integral part of these consolidated financial statements.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
                  Consolidated Statements of Operations
                         (In Thousands of US $)


                                                                  For the Years Ended
                                                                       April 30,
                                                       -----------------------------------------
                                                           2000           1999           1998
                                                       -----------    -----------    -----------
REVENUE

   Sales
     Licensing                                         $     4,028    $     1,610    $       150
     Royalties and fees                                     13,853          4,645            107
                                                       -----------    -----------    -----------

       Total Sales                                          17,881          6,255            257
                                                       -----------    -----------    -----------

   Cost of sales                                             5,143            875             56
                                                       -----------    -----------    -----------

       Gross Profit                                         12,738          5,380            201
                                                       -----------    -----------    -----------

OPERATING EXPENSES

   Development, selling, general
     and administrative                                     11,704          2,891            461
   Provision for bad debts                                   1,734            250            -
   Legal                                                     2,082            198             35
   Depreciation                                              2,011            997            401
   Interest and bank charges                                    93             40             50
                                                       -----------    -----------    -----------

     Total Operating Expenses                               17,624          4,376            947
                                                       -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                               (4,886)         1,004           (746)

OTHER INCOME (EXPENSES)                                        308             27            (23)
                                                       -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES                             (4,578)         1,031           (769)
                                                       -----------    -----------    -----------

INCOME TAX EXPENSE (RECOVERY)

   Current                                                    (266)           -               74
   Deferred                                                    150            -              (25)
                                                       -----------    -----------    -----------

     Total Income Taxes                                       (116)           -               49
                                                       -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING
 OPERATIONS                                            $    (4,462)   $     1,031    $      (818)
                                                       -----------    -----------    -----------

          The accompanying notes are an integral part of these consolidated financial statements.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
            Consolidated Statements of Operations (Continued)
                         (In Thousands of US $)


                                                                  For the Years Ended
                                                                       April 30,
                                                       -----------------------------------------
                                                           2000           1999           1998
                                                       -----------    -----------    -----------
INCOME (LOSS) FROM DISCONTINUED
 OPERATIONS OF THE ON-LINE INTER-
 ACTIVE MEDIA DIVISION (LESS
 APPLICABLE INCOME TAXES) (Note 15)                    $      (355)   $     1,011    $      (220)

GAIN ON SALE OF THE ON-LINE
 INTERACTIVE MEDIA DIVISION
 (INCLUDING APPLICABLE INCOME
 TAXES OF $-0- (Note 15)                                     1,562            -              -
                                                       -----------    -----------    -----------

NET INCOME (LOSS) FOR THE YEAR                              (3,255)         2,042         (1,038)

RETAINED EARNINGS (DEFICIT),
 BEGINNING OF YEAR                                             884         (1,158)          (120)
                                                       -----------    -----------    -----------

RETAINED EARNINGS (DEFICIT),
 END OF YEAR                                           $    (2,371)   $       884    $    (1,158)
                                                       ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE
 FROM CONTINUING OPERATIONS                            $     (0.16)   $      0.04    $     (0.04)
                                                       ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE                        $     (0.12)   $      0.09    $     (0.05)
                                                       ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              29,625,460     22,951,546     21,002,885
                                                       ===========    ===========    ===========

DILUTED EARNINGS PER SHARE FROM
 CONTINUING OPERATIONS                                 $       -      $      0.04    $       -
                                                       ===========    ===========    ===========

DILUTED EARNINGS PER SHARE                             $       -      $      0.08    $       -
                                                       ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING FOR
 DILUTED EARNINGS PER SHARE                                    -       25,960,005            -
                                                       ===========    ===========    ===========

          The accompanying notes are an integral part of these consolidated financial statements.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
             Consolidated Statements of Stockholders' Equity
            For the Years Ended April 30, 1998, 1999 and 2000
                         (In Thousands of US $)


                                                                                  Accumulated
                                     Common Stock                      Retained       Other
                               -----------------------  Subscription   Earnings  Comprehensive
                                 Shares       Amount     Receivable    (Deficit)     Income
                               ----------   ----------   ----------   ----------   ----------
Balance, April 30, 1997        20,000,000   $       20   $      -     $     (120)  $       29

Common shares issued for cash   2,450,000        2,450          -            -            -

Movement in other comprehensive
 income (loss) - foreign currency
 translation adjustments              -            -            -            -              6

Net loss for the year ended
 April 30, 1998                       -            -            -         (1,038)         -

Less: share issue costs               -            (49)         -            -            -
                               ----------   ----------   ----------   ----------   ----------

Balance, April 30, 1998        22,450,000        2,421          -         (1,158)          35

Shares issued for cash
 pursuant to exercise of
 options                        1,602,434        1,263          -            -            -

Shares issued for cash
 pursuant to exercise of
 warrants                       2,450,000        4,900          -            -            -

Movement in other comprehensive
 income (loss) - foreign currency
 translation adjustments              -            -            -            -            (83)

Net income for the year ended
 April 30, 1999                       -            -            -          2,042          -
                               ----------   ----------   ----------   ----------   ----------

Balance, April 30, 1999        26,502,434        8,584          -            884          (48)

Shares issued for cash pursuant
 to exercise of options         3,109,692        3,759         (381)         -            -

Shares issued for cash pursuant
 to exercise of warrants        2,450,000        9,800          -            -            -

Movement in other comprehensive
 income (loss) - foreign currency
 translation adjustments              -            -            -            -             33

Net loss for the year
 ended April 30, 2000                 -            -            -         (3,255)         -
                               ----------   ----------   ----------   ----------   ----------

Balance, April 30, 2000        32,062,126   $   22,143   $     (381)  $   (2,371)  $      (15)
                               ==========   ==========   ==========   ==========   ==========

          The accompanying notes are an integral part of these consolidated financial statements.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
                  Consolidated Statements of Cash Flows
                         (In Thousands of US $)

                                                                  For the Years Ended
                                                                       April 30,
                                                       -----------------------------------------
                                                           2000           1999           1998
                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                   $    (3,255)   $     2,042    $    (1,038)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation                                            1,665            706            378
     Amortization of deferred website costs                    159            394            327
     Amortization of software development costs                611            189             27
     Deferred income tax                                       150            -              (26)
     Gain on disposal of fixed assets                       (1,562)           -               (1)
   Changes in current assets and liabilities:
     Decrease (increase) in reserves and deposits
      with credit card processors                           (2,520)        (1,141)          (229)
     Decrease (increase) in accounts receivable                242         (2,537)           (78)
     Decrease (increase) in prepaid expenses and deposits     (384)           (87)           (33)
     Decrease (increase) in other assets                        75         (1,410)          (194)
     Increase (decrease) in accounts payable and accrued
      liabilities                                            3,687             85            173
     Increase (decrease) in income taxes payable              (268)           193             74
     Increase (decrease) in funds held on deposit            1,129          1,043            191
     Increase (decrease) in deferred revenue                  (286)            48             57
                                                       -----------    -----------    -----------

       Net Cash Provided by (Used In) Operating
        Activities                                            (557)           291           (372)
                                                       -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of capital assets                               (4,428)          (570)          (527)
   Transfer from (to) restricted cash                       (7,173)           500           (500)
   Proceeds from sale of on-line entertainment assets        1,944            -              -
   Proceeds from sale of marketing assets                      109            -              -
   Deferred website costs                                      -             (423)          (394)
   Software development costs                                  -             (334)          (492)
                                                       -----------    -----------    -----------

       Net Cash Used in Investing Activities           $    (9,548)   $      (827)   $    (1,913)
                                                       -----------    -----------    -----------



          The accompanying notes are an integral part of these consolidated financial statements.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
            Consolidated Statements of Cash Flows (Continued)
                         (In Thousands of US $)


                                                                  For the Years Ended
                                                                       April 30,
                                                       -----------------------------------------
                                                           2000           1999           1998
                                                       -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   (Increase) decrease in bank indebtedness            $       -      $      (466)   $       466
   Increase in long-term receivable                         (2,053)           -              -
   Proceeds from issuance of shares                         13,559          6,163          2,401
   Payments to related parties                                 -              -             (133)
   Repayment of loan                                           -              -             (200)
   Principal repayments under capital lease obligations       (471)          (281)          (142)
                                                       -----------    -----------    -----------

       Net Cash Provided by Financing Activities            11,035          5,416          2,392
                                                       -----------    -----------    -----------

EFFECT OF EXCHANGE RATES ON CASH                                54            (21)             6
                                                       -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS
 DURING THE YEAR                                               984          4,859            113

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 5,000            141             28
                                                       -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $     5,984    $     5,000    $       141
                                                       ===========    ===========    ===========

Other non-cash transactions:

   Leased assets acquired                              $       732    $       685    $       276

Supplemental cash flow information:

   Interest paid                                       $        84    $        93    $        72
   Income tax paid                                     $       128    $       -      $       -









          The accompanying notes are an integral part of these consolidated financial statements.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 1 -  NATURE OF BUSINESS AND BASIS OF PRESENTATION

          Starnet Communications International Inc. (the "Company") develops, operates and markets proprietary software that is currently being used for on-line gaming. The Company's revenues are earned from licensing fees, service fees and royalties from licensees located outside North America.

          The Company also provided software for interactive media but the division was sold during the year enabling the Company to focus on on-line gaming. The results from the interactive media division are classified as discontinued operations (Note 15).

NOTE 2 -  ACCOUNTING POLICIES

          The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of significant accounting policies is set out below:

          a.  Basis of Presentation

          The consolidated financial statements include the accounts of the Company and all its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
          Unless otherwise stated, all amounts are in thousands of US Dollars.

          b.  Revenue Recognition

          Initial license fees of gaming software are recognized as revenue upon the completion of the license sale transactions. Before the revenues are recognized, deposits from licensees are recorded as deferred revenue.

          Gaming and monthly licensing royalty revenues and other fees are recognized over the period services are provided.

          Revenues from the resale of Antigua government issued gaming licenses are recognized when collection is assured.

          Gaming revenues are presented net of customer winnings.

          c.  Capital Assets

          Property and equipment are recorded at cost and are depreciated or amortized using the straight-line method over the estimated useful life of the assets at the following rates:

               Furniture and fixtures                  3 years
               Computer hardware and equipment         3 years
               Computer software                       3 years
               Automobiles                             4 years

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 2 -  ACCOUNTING POLICIES (Continued)

          c.  Capital Assets (Continued)

          Leasehold improvements are amortized over the term of the related lease using the straight-line method.

          One-half of the normal depreciation rate is applied in the year of acquisition or capitalization of the capital assets.

          d.  Deferred Website Costs

          Costs which relate to the development of the Company's on-line interactive sites are capitalized. Deferred website costs are amortized one half in the year incurred, one third in the following year, and one sixth in the second following year. The website costs balance shown in the balance sheet is presented net of accumulated amortization.

          e.  Software Development Costs

          Software development costs incurred subsequent to establishing technological feasibility are capitalized. Capitalized costs are amortized using the straight-line method over three years. Capitalization ceases and amortization commences on the date that the software is available for general release. The software development costs in the balance sheet are reported at the lower of unamortized cost or net realizable value.

          f.  Cash and Cash Equivalents

          For the purposes of the statement of cash flows, cash and cash equivalents consist of cash on hand, balances with banks, available balances with credit card processors and investments in money market instruments.

          g.  Foreign Currency Translation

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

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 2 -  ACCOUNTING POLICIES (Continued)

          h.  Leases

          Leases which transfer substantially all of the benefits and risks of ownership are recorded as the acquisition of assets and incurrence of obligations. Under this method of accounting, both assets and obligations, including interest thereon, are amortized over the life of the lease.

          i.  Advertising

          The Company expenses the costs of advertising as incurred.

          j.  Net Earnings Per Common Share

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

          k.  Stock Options

          The Company has elected to follow Accounting Principles Board Opinion No. 25 in accounting for stock based awards and consequently has not recognized compensation expense for these awards made during the year.

          l.  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Actual results may differ from those estimates.

NOTE 3 -  RESERVES AND DEPOSITS WITH CREDIT CARD PROCESSORS

          Reserves and deposits consist of the following:

                                                                           April 30,
                                                                 -----------------------------

                                                                    2000              1999
                                                                 -----------       -----------

          Rolling reserve                                        $     2,909               282
          Deposits held by merchant banks                                948             1,055
                                                                 -----------       -----------

                                                                 $     3,857       $     1,337
                                                                 ===========       ===========

               STARNET COMMUNICATIONS INTERNATIONAL, INC.
               Notes to Consolidated financial Statements
                             April 30, 2000


NOTE 3 -  RESERVES AND DEPOSITS WITH CREDIT CARD PROCESSORS (Continued)

          The Company has obtained merchant accounts with several international banks for credit card processing. Under the conditions of the merchant agreement, the Company is required to provide the banks with security deposits. The deposits will be held until the merchant accounts are canceled and they are non-interest bearing.

NOTE 4 -  ACCOUNTS RECEIVABLE

          Accounts receivable consist of the following:

                                                                           April 30,
                                                                 -----------------------------

                                                                    2000              1999
                                                                 -----------       -----------
          Amounts due from licensees                             $     3,174       $     2,571
          Income tax receivable                                          128               -
          Other                                                          427               127
          Less: allowance for bad debts                               (1,707)              (27)
                                                                 -----------       -----------

                                                                 $     2,022       $     2,671
                                                                 ===========       ===========

          The Company incurred significant credit losses during the year as a result of the ongoing investigation into the business operations of the Company by the Canadian authorities. These amounts have been fully reserved for.

NOTE 5 -  OTHER CURRENT ASSETS

          Other current assets consist of the following:


                                                                           April 30,
                                                                 -----------------------------

                                                                    2000              1999
                                                                 -----------       -----------
          Deferred gaming license costs                          $     1,349       $     1,250
          Deferred software customization costs                          -                 174
                                                                 -----------       -----------

                                                                 $     1,349       $     1,424
                                                                 ===========       ===========

          Deferred gaming license costs relate to amounts paid to the Antiguan government for the purchase of casino licenses. These licenses are held for sale to prospective licensees.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 6 -  RESTRICTED CASH

                                                                           April 30,
                                                                 -----------------------------

                                                                    2000              1999
                                                                 -----------       -----------
          Equipment lease and payroll processing
           deposits (Note 12)                                    $       210       $        61
          Funds restricted by Canadian Authorities (Note 14)           7,024               -
                                                                 -----------       -----------

                                                                 $     7,234       $        61
                                                                 ===========       ===========

NOTE 7 -  CAPITAL ASSETS

          Capital assets are recorded at cost less accumulated depreciation and consist of the following:

                                                                       Accumulated     Net Book
                                                               Cost    Depreciation     Value
                                                            ---------- -------------  ----------
          April 30, 2000
          --------------
          Computer hardware and equipment                   $    3,298   $    1,140   $    2,158
          Computer hardware under capital
           leases                                                1,174          734          440
          Automobiles                                              202           44          158
          Leasehold improvements                                   509          220          289
          Furniture and fixtures                                   203           97          106
          Computer software                                      2,074          393        1,681
          Domain name                                               45            9           36
                                                            ----------   ----------   ----------

                                                            $    7,505   $    2,637   $    4,868
                                                            ==========   ==========   ==========

          April 30, 1999
          --------------
          Computer hardware and equipment                   $    1,773   $      799   $      974
          Computer hardware under capital
           leases                                                  764          383          381
          Automobiles under capital leases                          38           14           24
          Leasehold improvements                                   262          142          120
          Furniture and fixtures                                   127           65           62
          Computer software                                        104           37           67
          Domain name                                               45          -             45
                                                            ----------   ----------   ----------

                                                            $    3,113   $    1,440   $    1,673
                                                            ==========   ==========   ==========

NOTE 8 -  DEFERRED WEBSITE COSTS

          Website costs are recorded at cost less accumulated amortization and consist of the following:

                                                                           April 30,
                                                                 -----------------------------
                                                                    2000              1999
                                                                 -----------       -----------
          Net balance, beginning of year                         $       285       $       256
          Costs capitalized during the year                              -                 423
          Current year amortization                                     (285)             (394)
                                                                 -----------       -----------
          Net balance, end of year                               $       -         $       285
                                                                 ===========       ===========

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 9 -  SOFTWARE DEVELOPMENT COSTS

     Software development costs are recorded at cost less accumulated amortization and consist of the following:

                                                                           April 30,
                                                                 -----------------------------

                                                                    2000              1999
                                                                 -----------       -----------
          Net balance, beginning of year                         $       610       $       466
          Costs capitalized during the year                              -                 333
          Current year amortization                                     (610)             (189)
                                                                 -----------       -----------

          Net balance, end of year                               $       -         $       610
                                                                 ===========       ===========

NOTE 10 - INCOME TAXES

          The Company's operations located in Canada are subject to tax to the extent that income is generated in the country. In 1999, due to the profitability of its discontinued operations, the Company paid Canadian tax. In 2000, the loss related to development activities allows a recovery of tax previously paid:


                                                                      For the Years Ended

                                                                           April 30,
                                                                 -----------------------------

                                                                    2000              1999
                                                                 -----------       -----------
          TAX PAYABLE - beginning of year                        $       268       $        74

          Provision for (recovery of) current income tax                (266)              205

          Payments of tax                                               (128)              -

          Difference due to exchange rate                                 (2)              (11)
                                                                 -----------       -----------

          Tax payable (receivable) - end of year (Note 4)        $      (128)      $       268
                                                                 ===========       ===========


          DEFERRED TAX (ASSET) - beginning of year               $      (146)      $        27

          Deferred income tax expense (recovery)                         150              (172)

          Difference due to exchange rate                                 (4)               (1)
                                                                 -----------       -----------

          Deferred income tax asset, end of year                 $       -         $      (146)
                                                                 ===========       ===========

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 11 - FUNDS HELD ON DEPOSITS

          As of April 30, 2000, the Company held $2,118 (1999 - $989) in cash representing funds held on deposit in the form of e-cash balances. These deposits are non-interest bearing and repayable on demand.

NOTE 12 - CAPITAL LEASE OBLIGATIONS

          At April 30, 2000, the Company had entered into capital leases for equipment and automobiles. The future payments for the 12 months ended April 30 are:

                    2001                                      $      557
                    2002                                             394
                    2003                                             105
                    2004                                               2
                    2005                                               -
                                                              ----------
                    Total minimum lease payments                   1,058
                    Less amounts representing interest at
                     rates varying from 6% to 11%                    (79)
                                                              ----------
                    Present value of minimum lease payments          979
                    Current portion of capital lease
                     obligations                                    (476)
                                                              ----------

                                                              $      503
                                                              ==========

          Three of the equipment leases require the company to pledge term deposits for $210 (1999 - $61). The term deposits will be returned upon the expiry of the lease and are non-interest bearing.

NOTE 13 - CAPITAL STOCK

          Authorized
          ----------

          100,000,000    Class A voting common shares, par value $0.001
           50,000,000    Class B nonvoting common shares, par value $0.001
           50,000,000    preferred shares, par value $0.001

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 13 - CAPITAL STOCK (Continued)

          (a) The Company had the following shares and warrants issued and outstanding:

                                                2000                    1999
                                       ----------------------  ----------------------
                                         Shares      Amount       Shares      Amount
                                       ----------  ----------  ----------  ----------
          Outstanding Class A
            shares, beginning of
            year                       26,502,434  $    8,584  22,450,000  $    2,421
          Shares issued for cash
            pursuant to exercise of
            options                     3,109,692       3,759   1,602,434       1,263
          Shares issued for cash
            pursuant to exercise of
            warrants                    2,450,000       9,800   2,450,000       4,900
                                       ----------  ----------  ----------  ----------

          Outstanding Class A
           shares, end of year         32,062,126  $   22,143  26,502,434  $    8,584
                                       ==========  ==========  ==========  ==========

          On December 2, 1997, the Company completed an offering of 2,450,000 units at $1.00 per unit. Each unit consisted of one Class A voting common share and a single warrant exercisable at $2.00. Each warrant exercised at $2.00 entitled the purchaser to one Class A voting common share and a second warrant (the "Piggyback Warrant"). Each Piggyback Warrant was exercisable, within one year of the Piggyback Warrant being issued, at $4.00. The exercising of the Piggyback Warrant entitled the purchaser to one share of common stock.

          During the year ended April 30, 1999, all 2.45 million warrants at $2.00 had been exercised. During the year ended April 30, 2000, all of the 2.45 million Piggyback Warrants were exercised at $4.00 for total proceeds of $9.8 million.

          (b)  Stock Options

          On March 12, 1998, the Board of Directors approved a stock option plan, which authorized the issuance of 3,000,000 options to employees of the Company and its subsidiaries at an exercise price of $0.74. The options expire on January 1, 2008. On December 31, 1998, the Board of Directors authorized the issuance of up to 4,000,000 additional options at an exercise price to be determined based on the trading price of the Company's shares on the grant date. On December 23, 1999, the Board of Directors authorized the issuance of up to 5,000,000 additional options at an exercise price to be determined based on the trading price of the Company's shares on the grant date.

          Options issued to employees generally vest straight-line on a monthly basis over two years while options issued to directors vest one-half immediately and one-half after one year. Options expire ten years after the date granted. As at April 30, 2000, 7,287,874 shares were reserved for issuance pursuant to the exercise of options.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 13 - CAPITAL STOCK (Continued)

          A summary of the Company's stock option activity and related information follows:

                                                2000                    1999
                                       ----------------------  ----------------------
                                                    Weighted                Weighted
                                                    Average                 Average
                                        Number of   Exercise    Number of   Exercise
                                         Options     Price       Options     Price
                                       ----------  ----------  ----------  ----------
          Outstanding at May 1          5,136,795  $     1.45   2,750,834  $     0.74
          Granted                       3,719,900        3.67   4,611,750        1.57
          Exercised                    (3,109,692)       1.21  (1,602,706)       0.83
          Forfeited                      (502,279)       3.04    (623,083)       0.84
                                       ----------  ----------  ----------  ----------

          Outstanding at April 30,      5,244,724  $     2.99   5,136,795  $     1.45
                                       ==========  ==========  ==========  ==========

          At April 30, 2000, options outstanding were as follows:

              Options Outstanding                          Options Exercisable
     --------------------------------------     ---------------------------------------
                                 Weighted
                                 Average         Weighted      Weighted
       Range of       Number    Remaining        Average        Number        Average
       Exercise         of      Contractual      Exercise         of          Exercise
        Prices        Options   Life (Years)      Price         Options        Price
     --------------  --------- ------------     ----------     ---------     ----------
     $0.74 - $1.43     238,050          7.7     $     0.74     1,693,058     $     0.77
     $1.44 - $2.50   1,313,801          8.7           1.60       913,372           1.60
     $2.51 - $5.99   3,473,862          9.6           3.16       935,820           3.36
     $6.00 - $11.00    131,143          9.1           8.18        68,929           8.22
     $11.01 - $23.06    87,868          9.2          15.50        51,806          15.56
     --------------  --------- ------------     ----------     ---------     ----------

     $0.74 - $23.06  5,244,724          9.2     $     2.99     3,662,985     $     1.98
     ==============  ========= ============     ==========     =========     ==========

          c.  Accounting for Stock Based Compensation

          The Company has adopted the disclosure-only provisions of FAS 123, Accounting for "Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's loss and loss per share would have been increased to the pro forma amounts indicated below:

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 13 - CAPITAL STOCK (Continued)

                                                                           April 30,
                                                                 -----------------------------

                                                                    2000              1999
                                                                 -----------       -----------
          Net income (loss) as reported                          $    (3,255)      $     2,042
          Pro forma net income (loss) under FAS 123                   (3,255)              747
          Net income (loss) per share - basic, as reported             (0.16)             0.09
          Pro forma net income (loss) per share - basic,
            under FAS 123                                              (0.16)             0.03
          Net income (loss) per share - diluted, as reported             -                0.08
         Pro forma net income (loss) per share - diluted,
           under FAS 123                                                 -                0.03

          For purposes of pro forma disclosures, the estimated fair value of options granted is amortized to expense over a 2 year period.

          The fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model discounted for lack of liquidity with the following weighted-average assumptions.

                                                                           April 30,
                                                                 -----------------------------
                                                                    2000              1999
                                                                 -----------       -----------

          Dividend yield                                                  0%                0%
          Expected volatility                                           219%              125%
          Risk-free interest rate                                      5.08%              4.6%
          Expected lives                                             2 years           2 years

NOTE 14 - COMMITMENTS AND CONTINGENCIES

          At April 30, 2000, the Company has entered into commitments for leases for premises and equipment. The future payments for the 12 months ended April 30 are:

          2001                                                 $       36
          2002                                                        384
          2003                                                        396
          2004                                                        393
          2005                                                        389
                                                               ----------
                                                               $    1,598
                                                               ==========

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          On August 20, 1999, the Royal Canadian Mounted Police (RCMP) obtained a search warrant and searched the Vancouver, Canada offices of Starnet Communications Canada, Inc., a subsidiary of the company. The basis for the search and continuing investigation ("the Investigation") was the allegation of the RCMP that the Company and some of its officers, directors and employees were breaching certain gaming provisions contained in the Criminal Code of Canada.

          On August 25, 1999, the RCMP obtained an ex parte restraint order pursuant to the provisions of the Criminal Code of Canada. This order prevents the Company and Starnet Systems International Inc. from accessing funds located in their Canadian bank accounts.
          The amount of money (including interest) in these accounts as at April 30, 2000 is $7,024. In September 1999, the Company brought an application to have the restraint order revoked. This application was unsuccessful. On February 24, 2000, the restraint order was renewed for a further six months. The RCMP investigation has not been completed. No charges have been laid.

          Between October 15, 1999 and December 9, 1999, ten class action claims were commenced in the United States against the Company and some of its directors and officers. These class action lawsuits allege that material misrepresentations regarding the nature and inherent risks of the company's business were knowingly made in filings to the United States Securities and Exchange Commission, press releases and other public statements. The amount of the damages claimed is unspecified. These actions have now been consolidated in a single proceeding.

          On September 16, 1999, Las Vegas Casino Inc. ("LVC") commenced an action against the Company, a number of its subsidiaries and various employees of the Company and its subsidiaries. LVC alleges that the Company breached and wrongfully terminated its license agreement and misappropriated $15 million from LVC, and that LVC lost gambling revenues in the amount of $1 billion as a result of the breach and wrongful termination. LVC had previously entered into a license agreement with Starnet Systems International Inc. ("Starnet Systems"). Starnet Systems terminated the license agreement because of LVC's non-payment of its royalty fees. The company believes that these allegations are without merit.

          In all the above-noted matters, management has been unable to determine the likely outcomes. Consequently, no provision for loss has been made in these financial statements in respect to these matters except for an accrual to cover the estimated legal costs to defend these lawsuits vigorously:

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          The Investigation                                    $      551
          Class Actions                                               651
          Other                                                        80
                                                               ----------

                   Total                                       $    1,282
                                                               ==========

          As these matters are at preliminary stages, any additional financial impact, if any, cannot be determined at this time.

NOTE 15 - SALE OF BUSINESS SEGMENTS

          a.  Marketing Department

          On February 18, 2000, the Company sold certain assets to a group of former employees who were previously employed in the marketing department. The Company also entered into an agreement whereby the new company would employ a number of employees comprising the marketing department of the Company and provide marketing services to the Company for a period of three years.

          The assets with a net book value of $109 were sold for total consideration of $109 consisting of a promissory note. The amount is subject to interest at a rate of 5% per annum and is repayable in 36 installments of $3 per month, ending February 2003. there was no gain or loss recorded on the transaction.

               Total consideration                             $      109
               Net book value of assets sold                   $      109
               Net gain or loss                                $      -

          b.  On-line Entertainment Division

          On March 31, 2000, the Company sold certain assets, consisting primarily of computer equipment, furniture, and website URL domain names, for total consideration of $2,300. The amount is payable over a three year period, including a down payment upon closing of $460, and is non-interest bearing. The Company has recorded an 8% discount on the total amount receivable amounting to $356. The minimum monthly payment is $10 but at such time that the cumulative net profit of the business, before tax, amounts to $460, the remaining amount, less a $700 final payment due on July 1, 2003, will be paid in equal monthly installments from that date until July 1, 2003 at which time any remaining amount will be due. The parties have also entered into an escrow agreement whereby the URL domains will be used as security until the purchase price is paid in full.

                STARNET COMMUNICATIONS INTERNATIONAL INC.
               Notes to Consolidated Financial Statements
                             April 30, 2000


NOTE 15 - SALE OF BUSINESS SEGMENTS (Continued)

          The gain of $1,562 recorded is calculated as follows:

                    Total sale price                          $    2,300
                    Discount at 8%                                  (356)
                                                              ----------
                                                                   1,944
                    Exchange rate difference                          16
                    Net book value of assets sold                   (398)
                                                              ----------
                    Net gain on sale                          $    1,562
                                                              ==========

          The following is a summary of the discontinued operations for the years ended April 30.

                                                               2000         1999         1998
                                                            ----------   ----------   ----------

             Sales                                          $    2,705   $    3,518   $    3,113
             Cost of sales                                       1,586        1,321          928
             General and administrative                          1,175          860        2,093
             Depreciation and amortization                         299          224          238
             Interest and bank charges                             -             69           74
             Income tax                                            -             33          -
                                                            ----------   ----------   ----------

             Income (loss) from discontinued
               operations                                   $     (355)  $    1,011   $    (220)
                                                            ==========   ==========   =========

          No income tax expense or benefit has been attributed to the discontinued operations.

NOTE 16 - LONG-TERM RECEIVABLES

          Payments due to the Company under the long-term receivables for the twelve months ended April 30 are:

                                                          2000
                                                       ----------
                    2001                               $      601
                    2002                                      162
                    2003                                      162
                    2004                                    1,500
                                                       ----------

                    Total minimum payments                  2,425

                    Less: interest portion                   (372)
                                                       ----------

                    Present value of minimum payments       2,053

                    Current portion of long-term
                     receivable                               514
                                                       ----------

                    Total                              $    1,539
                                                       ==========

          The long-term receivables related to the sale of business segments (Note 15).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Starnet Communications International Inc.
                    (Registrant)

Date:  July 28, 2000          By: /s/ Meldon Ellis
                              -----------------------------------
                              President, Chief Executive Officer and
                              Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  July 28, 2000          By: /s/ Meldon Ellis
                              ---------------------------------
                              President, Chief Executive Officer
                              and Director

Date:  July 28, 2000          By: /s/ Chris Thompson
                              ---------------------------------
                              Vice-President, Finance

Date:  July 28, 2000          By: /s/ Fred Hazell
                              ---------------------------------
                              Chair of the Board

Date:  July 28, 2000          By: /s/ Wolf Bergelt
                              ---------------------------------
                              Director

Date:  July 28, 2000          By: /s/ Brownell Combs II
                              ---------------------------------
                              Director

Date:  July 28, 2000          By: /s/ Nicholas Jackson
                              ---------------------------------
                              Director