Form 10-K/A
period 2000-04-30
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 2000-08-28
CIK 1039578

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                    E.I.N. 52-2027313
--------                                    -----------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

The CIBC Banking Centre
Old Parham Road
P.O. Box 3265
St. John's, Antigua, West Indies
--------------------------------
(Address of principal executive offices)              (Zip Code)

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

                                      -1-
================================================================================

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

Form 10-K filed on July 31, 2000.

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


PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   DIRECTORS

NAME                       AGE      POSITIONS WITH THE REGISTRANT               BOARD POSITION
                                                                                HELD SINCE

Fred Hazell                53       Chair                                       February 10, 2000

Meldon Ellis               38       President, Chief Executive Officer          December 23, 1999
                                    and Secretary/Treasurer

Wolf Bergelt               56       Director and Corporate Consultant           March 10, 1999

Jason Bolduc               25       Director                                    January 27, 1997

Brownell Combs II          66       Director                                    February 24, 2000

Dean Grimm                 38       Director                                    December 14, 1999

Nicholas Jackson           58       Director                                    April 12, 1999

Clare Roberts              51       Director                                    July 6, 1999

Matthew Stasior            34       Director                                    February 24, 2000

The term of office for all directors expires upon their successors' election.

Fred Hazell
-----------

Since 1994, Mr. Hazell has served as President and Chief Executive Officer of the PCL Financial Group Inc., Toronto, Ontario, Canada, a company that provides clients with access to offshore banking and investment services as well as the funding required for major projects.

Meldon Ellis
------------

From 1994 to 1996, Mr. Ellis worked as a litigation practitioner in association with Pierce, Van Loon, a law firm based in Vancouver, British Columbia, Canada. From 1996 to 1997 he had a business and entertainment law practice in association with Martz Shipman, another law firm based in Vancouver, British Columbia. From 1997 to 1999, Mr. Ellis was self-employed as a legal and management consultant for Stratemedia Consulting in Vancouver, British Columbia, which provided management and legal advice to film and television producers and to multimedia companies. During 1997 and 1998 he was also employed as a Business/Corporate lawyer with the Vancouver law firm of Douglas Symes & Brissenden. From May to October 1999, Mr. Ellis was employed as in-house Legal Counsel and Management Consultant for Starnet Systems International Inc. ("Starnet Systems") and, in October 1999, was appointed Chief Executive Officer of the Registrant. Mr. Ellis was appointed President of the Registrant in November 1999 and was appointed as a director on December 23, 1999.

Wolf Bergelt
------------

Since 1995, Mr. Bergelt has been self-employed as a Corporate Consultant. Mr. Bergelt has been involved in a number of projects including a forest products plant in South America, a manufacturing company specializing in hydraulic drive systems, and an entertainment company producing feature length movies and television programs. Mr. Bergelt has served as a Corporate Consultant to the Registrant on a part-time basis since 1999.

Jason Bolduc
------------

From 1990 to 1995, Mr. Bolduc was the Managing Partner at Wiz Zone Computers. During 1997 and 1998, Mr. Bolduc served as President and Technical Director of the Registrant, and since 1998 he has been President and Director of Private Messenger Inc., a private company that provides private and secure communication services for the offshore industry. Mr. Bolduc is also Chair of the Board of Charterhub Inc., a company that provides a central marketplace for scheduling charter aircraft.

Brownell Combs II
-----------------

Mr. Combs is a former Chairman of the Kentucky State Racing Commission and past President of the National Association of State Racing Commissioners, now known as Racing Commissioners International. Since 1995, Mr. Combs has been self-employed. He is the owner of BConsulting, a consulting firm specializing in the business of thoroughbred horses (farm management, stallion syndication, breeding and racing), as well as the pari-mutuel and gaming industries. He is a founding member of Breeders Cup Ltd. (the Super Bowl of thoroughbred horse racing) and has been a board member of that company since 1983. Mr. Combs is also a director of Keeneland Inc., a racetrack owner and the world's largest thoroughbred horse sales company.

Dean Grimm
----------

Since 1990, Mr. Grimm has been the President and sole shareholder of Payson Stud Management L.L.C. of Lexington, Kentucky (formerly Payson Stud Management Inc.), which boards, breeds, manages, races and sells thoroughbred horses around the world.

Nicholas Jackson
----------------

Since 1995, Mr. Jackson has been self-employed. He is involved in numerous business ventures in South Africa, including anthracite mines and the shipments of anthracite to Europe. He is also a consultant on coal markets for various companies. Previously, he was a director of Jackson Fiberglass (Pty.) Ltd., a company based in Johannesburg, South Africa, that distributed and sold industrial fibreglass and chemicals.

Clare Roberts
-------------

From 1994 to 1997, Mr. Roberts served as the Minister of Justice and Attorney General in the Government of Antigua and Barbuda. Since 1997, he has been a principal of Roberts & Co., a law firm based in St. John's, Antigua, specializing in providing business advice. Mr. Roberts is also a director of the Antigua Commercial Bank and serves as Chair of ACB Mortgage and Trust Company Limited. Mr. Roberts is a founding member and director of the Antigua National Development Foundation, a private sector institution whose mission is to develop the small business sector in Antigua by offering financial assistance in the form of loans.

Matthew Stasior
---------------

From 1987 to 1998, Mr. Stasior was an Associate Consultant for Bain & Company, a strategy-consulting firm. From 1988 to 1994, Mr. Stasior worked as a Corporate Account Executive at Microsoft Corporation, and from 1994 to 1997, he was Vice President of Sales and Marketing for PC411, Inc., a company that raised money for Internet companies from various sources including the Internet. During 1998 and 1999, Mr. Stasior served as President and Chief Executive Officer of MicroCap1000.com, a company that provided information on microcap stocks over the Internet. From 1999 to 2000, he served as Vice President of Worldwide Distribution for MyWay.com, a wholly owned subsidiary of CMGI. He was one of Tony Robbins top Trainers for 4 years and is the creator of the franchise and website DrEnergy.com. Mr. Stasior graduated MAGNA CUM LAUDE from Harvard University.


B.       EXECUTIVE OFFICERS

NAME                       AGE      POSITIONS WITH THE REGISTRANT               OFFICE HELD SINCE

Meldon Ellis               38       President, Chief Executive Officer          November 17, 1999
                                    and Secretary/Treasurer

Winston Brown              40       Chief Operations Officer                    July 1, 2000

Chris Thompson             41       Vice President, Finance                     March 15, 2000

Martin Mullally            31       Vice President, Strategic Planning          January 28, 2000

Jason King                 28       Chief Executive Officer,                    January 1, 2000
                                    Inphinity Interactive Inc.
                                    (formerly Chief Executive Officer,
                                    Starnet Communications Canada Inc.)

Meldon Ellis, LL.B., Chief Executive Officer, President and Secretary/Treasurer
-------------------------------------------------------------------------------

See above under "Directors".

Winston Brown, Chief Operations Officer
---------------------------------------

From 1990 to 1997, Mr. Brown served as Director, Product Development and Manufacturing for Digital Dispatch Systems, a private company based in Vancouver, British Columbia, Canada. The company develops and sells wireless transportation optimization systems worldwide. From 1997 to 2000, Mr. Brown was employed as the Business Development Manager for Avnet in San Jose, California. The company provides materials and services to the electronic equipment manufacturing sector.
Mr. Brown was appointed Chief Operations Officer for the Registrant on
July 1, 2000.

Chris Thompson, B.Comm., C.A., Vice President, Finance
------------------------------------------------------

From 1995 to 1996, Mr. Thompson was employed as Director, Finance and Administration for ESSA Technologies Ltd., a private company based in Vancouver, British Columbia that provided environment consulting services and technology to a worldwide market. During 1996 and 1997, he was employed part-time as Chief Financial Officer for Mountain World Entertainment Ltd. of Whistler, British Columbia, a company that developed and operated an entertainment facility. Mr. Thompson was employed as Vice President, Finance and Administration for Nobility Environmental Software Systems Inc., a private company in Vancouver, British Columbia, from 1997 to 1999, and subsequently as Vice President, Corporate Finance for Xenex Innovations Inc., a Bermuda investment company, listed on the Canadian Venture Exchange. Mr. Thompson has been employed as Vice President, Finance for the Registrant since March 2000.

Martin Mullally, B.A., M.B.A., Vice President, Strategic Planning
-----------------------------------------------------------------

From 1995 to 1998, Mr. Mullally was employed as a Management Consultant for Booz Allen Hamilton in San Francisco, California. During 1998 and 1999, he was self-employed as a management consultant. Since January 2000, Mr. Mullally has been employed as Vice President, Strategic Planning for the Registrant.

Jason King, Chief Executive Officer, Inphinity Interactive Inc.
---------------------------------------------------------------

From 1992 to 1996, Mr. King was employed as Vice President, Corporate Development for Credit Generale a Vancouver based company focused on environmental development. Mr. King was appointed Chief Executive Officer of Starnet Communications Canada Inc. ("Starnet Canada"), which is now inactive, in 1996 and, since 1999, has been employed as Chief Executive Officer of the Registrant's software development subsidiary, Inphinity Interactive Inc. ("Inphinity").

C.       SIGNIFICANT EMPLOYEES

Eugene Nizker, Ph.D., 47, Chief Technical Officer, Inphinity Interactive Inc.
-----------------------------------------------------------------------------

From 1995 to 1998, Dr. Nizker worked as a Project Manager for Digital Dispatch Systems of Richmond, British Columbia. During 1998 and 1999, he was employed as the Program Manager of the Information Services Division for the Workers Compensation Board of British Columbia. Since he joined the Registrant in 1999, Dr. Nizker has been employed as Vice President, Technology and Development for Starnet Canada, which is now inactive, and Chief Technical Officer, Technology and Development, for Inphinity.

D.   INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

The Registrant is not aware of any material legal proceedings related to bankruptcy or insolvency, criminal convictions, pending criminal proceedings, pending or concluded administrative or civil proceedings limiting participation in the securities or banking industries, and findings of securities or commodities law violations, involving any director or executive officer of the Registrant.


E.   FAMILY RELATIONSHIPS

The Registrant is not aware of any family relationships between any director, executive officers or person nominated or chosen by the Registrant to become a director or executive officer.


F.   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Registrant with copies of all section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Registrant believes that, during the fiscal year ended April 30, 2000, all filing requirements applicable to its officers and directors were complied with, except that the Registrant believes that Mr. Bolduc and Mr. Mullally have either failed to file or have filed late a Form 3 reporting initial share ownership and that Mr. Ellis has filed late a Form 4 with respect to trades made in April and May, 2000.

The Registrant is not aware of any person that is the beneficial owner of more than 10% of its outstanding Class A Voting Common Stock.


ITEM 11. EXECUTIVE COMPENSATION

A.       EXECUTIVE OFFICERS

The following table summarizes the total compensation of the Chief Executive Officer, the former Chief Executive Officer and the most highly compensated executive officers other than the Chief Executive Officer (collectively referred to as the "Named Executive Officers") as at the end of the last fiscal year, for each of the Registrant 's last three completed fiscal years. Except as set forth below, there were no compensation plans through which cash or non-cash distributions, other than salaries, were made during the last fiscal year:

-----------------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                       ANNUAL COMPENSATION                      AWARDS
                                                       -------------------                      ------
        NAME AND                                               OTHER ANNUAL
        PRINCIPAL                                              COMPEN-                SECURITIES UNDERLYING
        POSITION                    YEAR       SALARY ($)      SATION ($)                      OPTIONS
        --------                    ----       ----------      ----------                      -------

        Meldon Ellis  (CEO) (1)     2000       126,000        29,333(2)                       10,000

        Mark Dohlen                 2000       CAD
        (Former CEO) (3)                       106,000
                                    1999       92,807(4)      6,961(5)                        300,000
                                    1998       56,915(4)                                      350,000

        John Carley                 2000       162,000        40,500(7)
        (former Chair and CFO) (6)
                                    1999       CAD                  (8)                       (8)
                                               88,500
                                    1998       (8)                  (8)                       (8)

        Paul Giles                  2000       US 90,000           (10)
        (former President) (9)                 and CAD
                                               24,000
                                    1999       CAD                  (8)                       (8)
                                               93,000
                                    1998       (8)                  (8)                       (8)

        Jason King                  2000       CAD            CAD 12,000(11)                  100,000
        (CEO, Inphinity                        111,823
        Interactive Inc.)
                                    1999       CAD            CAD 12,000(11)                  100,000
                                               72,000
                                    1998       CAD
                                               52,000

        --------------------------- ---------- -------------- --------------------- -------------------------------

         (1) Mr. Ellis was appointed CEO on October 25, 1999 and was appointed President and Secretary/Treasurer on November 17, 1999.

         (2) This amount includes a director's fee of $3,333 and a Chair's fee of $5,000. Mr. Ellis also had the use of a vehicle in Antigua owned by the Registrant.

         (3) Mr. Dohlen resigned as an officer and director of the Registrant on September 7, 1999.

         (4) Although the compensation is stated in U.S. dollars, it was paid in Canadian dollars.

         (5) The compensation consists of a one-time director's fee of $5,966 and one quarterly payment of $995.

         (6) Mr. Carley resigned as an officer and director of the Registrant on December 23, 1999, but currently provides the Registrant with part-time consulting services relating to finance, government relations and operations.

         (7) Mr. Carley also had the use of a vehicle in Antigua owned by the Registrant.

         (8)   Information currently unavailable.

         (9) Mr. Giles resigned as an officer and director of the Registrant on November 15, 1999.

         (10) Mr. Giles also had the use of a vehicle in Antigua owned by the Registrant. In addition, the Registrant paid for Mr. Giles' hotel accommodation in Antigua for a two-month period.

         (11)  Annual vehicle allowance.


Meldon Ellis, Chief Executive Officer, President and Secretary/Treasurer
------------------------------------------------------------------------

Mr. Ellis was appointed Chief Executive Officer of the Registrant on October 25, 1999 and was appointed President and Secretary/Treasurer on November 17, 1999. Mr. Ellis is paid an annual salary of $216,000, an annual personal travel allowance of $10,000 and an annual vehicle allowance of $24,000. Mr. Ellis was paid an 1999 initial moving allowance of $5,000, and will be paid a final moving allowance (provided Mr. Ellis completes the term of the agreement) of $10,000. In addition, Mr. Ellis receives an annual housing allowance of $48,000. Mr. Ellis is also entitled to an interest free loan of up to $50,000, to be used to secure a credit card in Antigua, but has not exercised this right to date. The loan is re-payable upon termination of his employment agreement. Stock options are expected to be awarded at the senior executive level. Comprehensive medical and dental benefits and life insurance and accidental death coverage are also provided.

The employment agreement will terminate on the third anniversary of the commencement date, subject to earlier termination as provided for below, and may be extended annually thereafter by mutual agreement of the parties in writing, to be signed by the parties at least 60 days prior to the third year anniversary of the commencement date. The employment agreement will be deemed to be immediately terminated upon the end of the term, when an acquisition of more than 50% of the issued capital (having full voting rights under all circumstances) of the Registrant by another corporation, business entity or person or the death or disability of Mr. Ellis. In the event of termination of the agreement resulting from a change of control, Mr. Ellis will be entitled to receive upon the effective date of the termination of the employment the following compensation: twelve months' salary, housing accommodation (or cash settlement in lieu thereof) and medical and dental coverage, or all salary and benefits payable under the term of the agreement, whichever is greater, and a final moving allowance as indicated above.

Mr. Ellis' employment agreement was executed by John Carley, the then-Chair of the Board, on behalf of the Registrant. The Compensation Committee of the Board of Directors is presently reviewing the terms of the agreement.

Mark Dohlen, former Chief Executive Officer
-------------------------------------------

Mr. Dohlen was employed as Chief Executive Officer of the Registrant prior to Mr. Ellis. Pursuant to his employment agreement, Mr. Dohlen was paid an annual salary of $216,000, an annual personal travel allowance of $10,000 and an annual vehicle allowance of $24,000. Mr. Dohlen was entitled to an initial moving allowance of $5,000, and a final moving allowance (provided he completed the term of the agreement) of $10,000. In addition, Mr. Dohlen was entitled to receive an annual housing allowance of $48,000 and an interest free loan of up to $50,000, to be used to secure a credit card in Antigua, re-payable upon termination of his employment agreement. Mr. Dohlen resigned as an officer and director of the Registrant on September 7, 1999.

John Carley, former Chief Financial Officer
-------------------------------------------

Mr. Carley was employed as Chief Financial Officer of the Registrant, but resigned as both an officer and director of the Registrant on December 23, 1999. Pursuant to his employment agreement, Mr. Carley was paid an annual salary of $216,000, an annual personal travel allowance of $10,000 and an annual vehicle allowance of $24,000. Mr. Carley was entitled to an initial moving allowance of $5,000, and a final moving allowance (provided he completed the term of the agreement) of $10,000. In addition, Mr. Carley was entitled to receive an annual housing allowance of $48,000 and an interest free loan of up to $50,000, to be used to secure a credit card in Antigua, re-payable upon termination of his employment agreement. Mr. Carley currently provides the Registrant with part-time consulting services relating to finance, government relations and operations.

Paul Giles, former President
----------------------------

Mr. Giles was employed as President of the Registrant prior to Mr. Ellis. Pursuant to his employment agreement, Mr. Giles was paid an annual salary of $216,000, an annual personal travel allowance of $10,000 and an annual vehicle allowance of $24,000. Mr. Giles was entitled to an initial moving allowance of $5,000, and a final moving allowance (provided he completed the term of the agreement) of $10,000. In addition, Mr. Giles was entitled to receive an annual housing allowance of $54,000 and an interest free loan of up to $50,000, to be used to secure a credit card in Antigua, re-payable upon termination of his employment agreement. Mr. Giles resigned as an officer and director of the Registrant on November 15, 1999.

Jason King, Chief Executive Officer, Inphinity Interactive Inc.
---------------------------------------------------------------

Mr. King was appointed Chief Executive Officer of Inphinity on January 1, 2000. Mr. King is paid an annual salary of $156,000 Canadian dollars. He is reimbursed for any and all reasonable and documented expenses actually and necessarily incurred in the performance of his duties. Mr. King is entitled to participate in all rights and benefits under any life insurance, disability, medical, dental, health and accident plans maintained by Inphinity for its employees generally. In addition, Mr. King shall be entitled to participate in all rights and benefits under other employee plan or plans as may be implemented by Inphinity during the term of his agreement.

Mr. King's employment agreement is for an indefinite period unless terminated in accordance with the following provisions: (a) an acquisition of more than 50% of the issued capital (having full voting rights under all circumstances) of Inphinity by another corporation, business entity or person; (b) an acquisition of more than 50% of the issued capital of the Registrant by another corporation, business entity or person; (c) the resignation, termination, death or disability of the Chief Executive Officer of the Registrant [(a), (b) and (c) are referred to as a "Change of Control"] or (d) the death or inability to perform due to disability of Mr. King. In the event of a termination of the agreement because of a Change of Control, Mr. King will be entitled to twelve months' salary and medical and dental coverage. The Compensation Committee of the Board of Directors is presently reviewing the terms of the agreement.

Prior to January 1, 2000, Mr. King was employed as Chief Executive Officer of Starnet Canada. Pursuant to his employment agreement with Starnet Canada, Mr. King was paid an annual salary of $96,000 Canadian dollars.


The following table sets out the total number of option grants in the last fiscal year to the Named Executive Officers:

-----------------------------------------------------------------------------------------------------------
                                    OPTION GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                                -----------------

                             NUMBER OF             % OF TOTAL
                             SECURITIES             OPTIONS      EXERCISE
                             UNDERLYING            GRANTED TO     OR BASE
                              OPTIONS             EMPLOYEES IN     PRICE
            NAME             GRANTED(#)            FISCAL YEAR     ($/SH)          EXPIRATION DATE
            ----             ----------            -----------     ------          ---------------

        Meldon Ellis          10,000                   2.8%         8.72           December 31, 2008

        --------------------- ------------------ ------------------ -------------- --------------------------------

The following table sets out information as at April 30, 2000 with respect to the exercise of options under the Registrant's Non-Qualified Stock Option Plan in the last fiscal year by the Named Executive Officers:

-----------------------------------------------------------------------------------------------------------
            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES

                                                                NUMBER OF
                                                               SECURITIES             VALUE OF
                                                               UNDERLYING          UNEXERCISED IN-
                                                               UNEXERCISED            THE-MONEY
                                                              OPTIONS/SARS         OPTIONS/SARS AT
                                                                AT FY-END            FY-END ($)
                                                                ---------            ----------
                               SHARES
                             ACQUIRED ON         VALUE         EXERCISABLE/          EXERCISABLE/
                NAME         EXERCISE (#)      REALIZED($)    UNEXERCISABLE         UNEXERCISABLE
                ----         ------------      -----------    -------------         -------------

        Mark Dohlen           150,000            251,997            Nil                  Nil
                              275,000            918,500            Nil                  Nil

        John Carley           70,000             1,204,360          Nil                  Nil
                              50,000             704,300            150,000/             238,500/
                                                                    25,000               39,750

        Paul Giles            200,000            1,024,000          25,000/              39,750/
                                                                    25,000               39,750

        Jason King            65,000             532,950            Nil                  Nil
                              55,000             259,050            11,667/              18,550/
                                                                    33,333               52,999
-----------------------------------------------------------------------------------------------------------


B.   COMPENSATION OF DIRECTORS

Standard Arrangements
---------------------

For the fiscal year ending April 30, 2000, members of the Registrant's Board of Directors received a fee of $10,000 for the calendar year 1999 and a prorated amount for the period January 1, 2000 to April 30, 2000, as set out in the table below. Directors also received $500 per meeting, to a maximum of $2,000 for the fiscal year. Mr. Ellis also received $5,000 as a fee for serving as Chair of the Board from November 17, 1999 until April 19, 2000.

NAME                                DIRECTOR'S FEE DUE OR PAID

Fred Hazell                                 $2,083
Meldon Ellis                                $8,333 (includes $5,000 Chair's fee)
Wolf Bergelt                                $13,333
Jason Bolduc                                $13,333
Brownell Combs II                           $1,667
Dean Grimm                                  $3,333
Nicholas Jackson                            $13,333
Clare Roberts                               $13,333
Matthew Stasior                             $1,667

For the fiscal year commencing May 1, 2000, each Director will receive an annual fee of $12,000, and $1,000 per meeting. The Chair of the Board is paid an additional $24,000 per annum. The Registrant has a number of sub-committees on which different members serve. These sub-committees meet on a regular basis and no compensation is paid to the sub-committee Chair or its members.

For the fiscal year commencing May 1, 2000, each Director, other than a Director who serves as an employee of the Registrant, is entitled to receive an option to acquire 100,000 Class A Voting Common Stock for each 12-month period, prorated where required, the member serves on the Board.

Other Arrangements
------------------

WOLF BERGELT

Mr. Bergelt entered into a Consulting Services Agreement with the Registrant, effective April 1, 1999, pursuant to which Mr. Bergelt was engaged to perform consulting services and advice to the Registrant, based in the Caribbean and other locations in the following areas: international taxation, international banking and financial arrangements, the Internet gaming industry, and such other services and advice as determined from time to time by the Chair of the Board. Pursuant to the agreement, Mr. Bergelt agreed to be domiciled in the Caribbean and to devote up to 50% of his working time to the consulting services noted above. Under the agreement, Mr. Bergelt is paid an annual consulting fee of $96,000. In addition, Mr. Bergelt is provided with a vehicle and is reimbursed for all reasonable travel, entertainment and other expenses incurred in the course of the performance of his functions and duties under the agreement. Mr. Bergelt was granted 50,000 stock options under the 1999 Stock Option Plan and is entitled to receive additional options based upon the terms and conditions comparable to those offered to executive officers of the Registrant at the Executive Vice President level.

The agreement will expire on the third anniversary of the commencement date, subject to earlier termination as provided for below, and may be extended annually thereafter by mutual agreement of the parties in writing. The agreement will be deemed to be immediately terminated (a) upon an acquisition of more than 50% of the issued capital (having full voting rights under all circumstances) of the Registrant by another corporation, business entity or person, (b) if the existing Board of Directors is no longer in the majority [(a) and (b) referred to as a "Change of Control"], (c) upon the death or disability of Mr. Bergelt, or (d) for cause. In the event of termination of the agreement resulting from a Change of Control, Mr. Bergelt will be entitled to receive upon the effective date of the termination of the agreement the aggregate retainer that would have been payable during the period from the date of termination to the date of expiry of the agreement, computed as if a Change of Control had not taken place, and up to an additional 100,000 stock options, exercisable for a period of up to 24 months following the Change of Control.

FRED HAZELL

Effective May 1, 2000, Mr. Hazell was engaged by the Registrant as a Management Consultant for a term of six months or until the next Annual General Meeting of Shareholders of the Registrant if held after the expiry of the six-month term. Pursuant to the agreement, Mr. Hazell will provide full-time services to the Registrant and will receive a consulting fee of $10,000 per month plus approved expenses.

JASON BOLDUC

Mr. Bolduc filed a claim against the Registrant and Starnet Canada on August 6, 1998 in the British Columbia Supreme Court. In that claim, Mr. Bolduc alleged that he was the Registrant's President and Technical Director commencing May 1995 and was wrongfully dismissed from his position on June 23, 1998. The Registrant agreed to settle Mr. Bolduc's claim for $75,000.


C.   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
     PARTICIPATION

The following persons served as members of the Compensation Committee (or Board committee performing equivalent functions) of the Registrant's Board of Directors during the last fiscal year: Nicholas Jackson; Fred Hazell; Clare Roberts; and Wolf Bergelt.

No member of the Compensation Committee was, during the fiscal year or previously, an officer or employee of the Registrant or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT (AS AT JULY 24, 2000)

The table below sets forth information, as of July 24, 2000, with respect to beneficial ownership of the Registrant's Class A Voting Common Stock by each Director of the Registrant, by each Named Executive Officer and by all Directors and Named Executive Officers of the Registrant as a group. Unless otherwise noted, each shareholder has sole investment and voting power over the shares owned. The Registrant is not aware of any person that is the beneficial owner of more than 5% of its outstanding Class A Voting Common Stock.


NAME OF                     AMOUNT AND NATURE                 PERCENT OF
BENEFICIAL OWNER            OF BENEFICIAL OWNERSHIP           CLASS

Meldon Ellis                144,623(1)                        Less than 1%
                            Record and Beneficial

Jason Bolduc                1,429,960(2)                      4.407 %
                            Record and Beneficial

Wolf Bergelt                121,500 (3)                       Less than 1%
                            Record and Beneficial

Nicholas Jackson            85,798 (4)                        Less than 1%
                            Record and Beneficial

Clare Roberts               83,333 (5)                        Less than 1%
                            Record and Beneficial

Dean Grimm                  89,972 (6)                        Less than 1%
                            Record and Beneficial

Fred Hazell                 43,852 (7)                        Less than 1%
                            Record and Beneficial

Brownell Combs II           42,622 (8)                        Less than 1%
                            Record and Beneficial

Matthew Stasior             51,222 (9)                        Less than 1%
                            Record and Beneficial

Jason King                  85,167(10)                        Less than 1%
                            Record and Beneficial

John Carley                 351,000(11)                       1.082 %

All Directors and
Named Executive
Officers as a group         2,529,049 (12)                     7.794 %
(11 individuals)            Record and Beneficial

Notes:

(1) Includes 2,000 Class A Voting Common Stock and 142,623 options that Mr. Ellis has the right to acquire within the next 60 days.

(2) Includes 1,383,750 Class A Voting Common Stock held by Pearl Holdings Ltd. of which Mr. Bolduc is one of the beneficial owners and 46,210 options that Mr. Bolduc has the right to acquire within the next 60 days.

(3) Includes 11,200 Class A Voting Common Stock and 110,300 options that Mr. Bergelt has the right to acquire within the next 60 days.

(4) Includes 85,798 options that Mr. Jackson has the right to acquire within the next 60 days.

(5) Includes 83,333 options that Mr. Roberts has the right to acquire within the next 60 days.

(6) Includes 36,967 Class A Voting Common Stock and 53,005 options that Mr. Grimm has the right to acquire within the next 60 days.

(7) Includes 43,852 options that Mr. Hazell has the right to acquire within the next 60 days.

(8) Includes 42,622 options that Mr. Combs has the right to acquire within the next 60 days.

(9) Includes 8,600 Class A Voting Common Stock and 42,622 options that Mr. Stasior has the right to acquire within the next 60 days.

(10) Includes 11,000 Class A Voting Common Stock and 74,167 options that Mr. King has the right to acquire within the next 60 days.

(11) Includes 150,000 options that Mr. Carley has the right to acquire within the next 60 days.

(12) The amount shown includes 874,532 options to which individuals in the group have the right to acquire within the next 60 days.

The Registrant has been unable to obtain any information with respect to current beneficial ownership of the Registrant's Class A Voting Common Stock by Mark Dohlen and Paul Giles.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1998, the Registrant retained the law firm of Roberts & Co. in St. John's, Antigua to provide legal services on behalf of the Registrant. In addition, Roberts & Co. provides legal services to many licensees of Starnet Systems. Clare Roberts, a member of the Board of the Registrant, is the principal owner and director of Roberts & Co.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Starnet Communications International Inc.
                      (Registrant)


Date:  August 25, 2000     By: /s/ Meldon Ellis
                           -----------------------------------
                           President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 25, 2000      By: /s/ Meldon Ellis
                           -----------------------------------
                                    President, Chief Executive Officer
                                    and Director

Date: August 25, 2000      By: /s/ Chris Thompson
                           -----------------------------------
                                    Vice-President, Finance

Date: August 25, 2000      By: /s/ Fred Hazell
                           -----------------------------------
                                    Chair of the Board

Date: August 25, 2000      By: /s/ Wolf Bergelt
                           -----------------------------------
                                    Director

Date: August 25, 2000      By: /s/  Jason Bolduc
                           -----------------------------------
                                    Director

Date: August 25, 2000      By: /s/ Brownell Combs II
                           -----------------------------------
                                    Director