Form 10-Q
period 2000-07-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 2000-09-14
CIK 1039578

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended July 31, 2000 or

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

Former address, if changed since last report:

Starnet Place
Newgate Street
P.O. Box 1589
St. John's, Antigua, West Indies

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

As of September 11, 2000, there were 32,193,181 shares of the registrant's Class A Voting Common Stock outstanding.

Unless noted otherwise, all amounts contained in this report are in United States dollars.


Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. Any statement in this report and in the documents incorporated by reference into this report that is not a statement of an historical fact constitutes a forward-looking statement. Further, when we use the words "may", "expect", "anticipate", "plan", "believe", "seek", "estimate" and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions that could cause Starnet's future results to differ materially from those expressed in any forward-looking statements. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements. We have no obligation or intent to update publicly any forward-looking statements whether in response to new information, future events or otherwise. You should be aware that the occurrence or non-occurrence of any of the events described in this report could have a material adverse effect on our business, financial condition and results of operation.

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM 1. FINANCIAL STATEMENTS

Starnet Communications International Inc.
Consolidated Balance Sheets
As at July 31, 2000 and April 30, 2000
(in thousands of US dollars)



                                                                 July 31          April 30
                                                                    2000              2000
------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                         3,235             5,984
Reserves and deposits with credit card processors                 4,072             3,857
Accounts receivable                                               2,235             2,022
Prepaid expenses and deposits                                       644               616
Current portion of long-term receivable                              38               514
Other current assets                                              1,042             1,349
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                             11,266            14,342
------------------------------------------------------------------------------------------
Restricted cash                                                   7,276             7,234
Capital assets (net)                                              5,958             4,868
Long-term receivable                                              1,537             1,539
------------------------------------------------------------------------------------------
                                                                 26,037            27,983
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                          4,332             5,223
Funds held on deposit                                             1,890             2,118
Deferred revenue                                                    372               287
Loan payable                                                        500                 0
Current portion of capital lease obligations                        585               476
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                         7,679             8,104
------------------------------------------------------------------------------------------
Non-current portion of capital lease obligations                    727               503
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                 8,406             8,607
------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                                    22,205            22,143
Subscription receivable                                            (299)             (381)
Retained earnings (deficit)                                      (4,193)           (2,371)
Accumulated other comprehensive loss                                (82)              (15)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                       17,631            19,376
------------------------------------------------------------------------------------------
                                                                 26,037            27,983
------------------------------------------------------------------------------------------

Starnet Communications International Inc.
Consolidated Statements of Operations
For the Periods Ending July 31
(in thousands of US dollars except per share information)


                                                                        (Unaudited)
                                                                    Three Months Ended
                                                                          July 31

                                                                    2000              1999
------------------------------------------------------------------------------------------

REVENUE
Sales
  Royalties and fees                                              3,624             2,365
  Licensing                                                         405             1,250
------------------------------------------------------------------------------------------
Total sales                                                       4,029             3,615
Cost of sales                                                     1,296               866
------------------------------------------------------------------------------------------
GROSS PROFIT                                                      2,733             2,749
------------------------------------------------------------------------------------------

EXPENSES
Sales                                                               120               168
Marketing                                                           755               244
Development                                                         846               367
Operations                                                        1,080               359
General and administrative                                        1,214               643
Provision for bad debts                                               0               250
Legal                                                                73                37
Depreciation and amortization                                       553               268
------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                          4,641             2,336
------------------------------------------------------------------------------------------

Income (loss) from operations                                    (1,908)              413
------------------------------------------------------------------------------------------

Other income (expenses)                                              86                29

------------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     (1,822)              442
------------------------------------------------------------------------------------------

Income tax expense (recovery)
  current                                                             0                 0
  deferred                                                            0                 0
------------------------------------------------------------------------------------------
INCOME TAXES                                                          0                 0
------------------------------------------------------------------------------------------

Income (loss) from continuing operations                         (1,822)              442

Income (loss) from discontinued operations of the on-line
  interactive media division (less applicable income taxes)           0               171
------------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD                                 (1,822)              613

Retained earnings (deficit), beginning of period                 (2,371)              884
------------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT), END OF PERIOD                       (4,193)            1,497
------------------------------------------------------------------------------------------


Basic earnings (loss) per share from continuing operations   $    (0.06)       $     0.02
Basic earnings (loss) per share                              $    (0.06)       $     0.02
Weighted average number of common shares
  outstanding                                                32,094,150        27,639,450

Diluted earnings per share from continuing operations               n/a        $     0.01
Diluted earnings per share                                          n/a        $     0.02
Weighted average number of common shares
  outstanding for diluted earnings per share                        n/a        33,103,494

Starnet Communications International Inc.
Consolidated Statements of Cash Flows
For the Periods Ending July 31
(in thousands of US dollars)

                                                                        (Unaudited)
                                                                    Three Months Ended
                                                                          July 31

                                                                    2000              1999
------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                (1,822)              613
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                                      553               262
  Amortization of deferred website costs                              0                36
  Amortization of software development costs                          0                69
Changes in current assets and liabilities:
  Decrease (increase) in reserves and deposits
   with credit card processors                                     (215)              (55)
  Decrease (increase) in accounts receivable                       (132)           (2,106)
  Decrease (increase) in prepaid expenses and deposits              (28)             (171)
  Decrease (increase) in other assets                               306              (735)
  Increase (decrease) in accounts payable
   and accrued liabilities                                         (891)              620
  Increase in income taxes payable                                    0                44
  Increase (decrease) in funds held on deposit                     (227)              436
  Increase (decrease) in deferred revenue                            85                (6)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (2,371)             (993)
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets                                       (1,181)             (528)
Transfer to restricted cash                                         (42)                0
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (1,223)             (528)
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on long-term receivable                           471                 0
Proceeds from loan                                                  500                 0
Proceeds from issuance of shares                                     62             8,893
Principal repayments under capital lease obligations               (148)             (151)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           885             8,742
------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (40)               63
------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH DURING THE PERIOD                (2,749)            7,284
Cash, beginning of period                                         5,984             5,866
------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                               3,235            13,150
------------------------------------------------------------------------------------------


OTHER NON-CASH TRANSACTIONS
Leased assets acquired                                              487               282

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                        17                10
Income tax paid                                                       0                 0

STARNET COMMUNICATIONS INTERNATIONAL INC.
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
AS AT JULY 31, 2000


1.   Condensed Consolidated Financial Statements

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 31 and April 30, 2000, and results of operations and cash flows for the periods ended July 31, 2000 and 1999, have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 audited consolidated financial statements. The results for operations for periods ended July 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.


2.   Unaudited Financial Statements

     The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.


3.   General

     Restricted Cash refers to funds in the Company's bank accounts frozen pursuant to a Restraint Order in Canada, and collateral for leases and letters of credit.

     Other Current Assets consist primarily of gaming licenses from the government of Antigua held for resale to licensees.


4.   Loan Payable

     The Company has entered into an agreement to borrow up to $1.5 million, of which it has received $0.5 million at July 31, 2000. Interest is payable monthly at a rate of 8% per annum. The loan may be satisfied by converting the loan amount to common stock of the Company as part of a private placement along with other third-party investors at the same terms and conditions as those other third-party investors.

5.   Discontinued Operations

     Income (loss) from discontinued operations refers to the on-line interactive media division which was disposed of in March 2000. The receivable related to the proceeds of sale is included in long-term receivable.


6.   Contingencies and Commitments

     On September 16, 1999, Las Vegas Casino Inc. ("LVC") commenced an action against the Company, a number of its subsidiaries and various employees of the Company and its subsidiaries. LVC, a former software licensee of the Company's subsidiary, Starnet Systems, alleges a $1 billion loss arising from alleged misappropriation of funds, and breach and wrongful termination of its software license agreement. Starnet Systems terminated the software license agreement with LVC on July 22, 1999 as a result of LVC's failure to pay over $200,000 in fees owed to Starnet Systems. On July 12, 2000, the Supreme Court of British Columbia granted a stay of the lawsuit as against Starnet Systems only. Should LVC wish to proceed with its claim against Starnet Systems, it must do so through the arbitration process provided for in the software license agreement. LVC has not yet taken any steps to do so. The Company believes that LVC's allegations are without merit and intends to defend LVC's lawsuit and to contest arbitration proceedings vigorously. As this matter is at a preliminary stage, its financial impact, if any, cannot be determined at this time, although management is of the opinion that it will not result in any significant losses to the Company.

     On August 20, 1999, the Royal Canadian Mounted Police ("RCMP") obtained a search warrant and searched the Vancouver, British Columbia offices of the Company's subsidiary, Starnet Communications Canada Inc. The basis for the search was the allegation of the RCMP that the Company and some of its officers, directors and employees were breaching certain gaming provisions contained in the Criminal Code of Canada.

     On August 25, 1999, the RCMP obtained an ex parte restraint order pursuant to the provisions of the Criminal Code of Canada. This order prevents the Company and Starnet Systems International Inc. from accessing funds located in their Canadian bank accounts. The amount of money in these accounts is approximately $7,188,000. In September 1999, the Company brought an application to have the restraint order revoked. This application was unsuccessful.

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

     A further application filed by the RCMP on August 14, 2000 resulted in the Supreme Court of British Columbia extending the restraining order for an additional six months to allow the RCMP to complete their investigation into the Company's on-line gaming operations. The Company has appealed this decision to the British Columbia Court of Appeal. The RCMP investigation has not been completed and no charges have been laid.

     Between October 15, 1999 and December 9, 1999, ten class action claims were commenced in the United States against the Company and some of its directors and officers. On March 7, 2000, the United States District Court for the District of Delaware ordered that these ten actions be consolidated in a single proceeding. An amended Consolidated Class Action Complaint was filed on June 7, 2000. The Plaintiff class alleges generally that material misrepresentations regarding the nature and inherent risks of the Company's business were knowingly made to its investors (including the Plaintiff class). The relief sought includes damages and costs for the Plaintiff class. The amount of the damages claimed is unspecified. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend these lawsuits vigorously.

     In all of the above-noted matters, management has been unable to determine the likely outcomes. Consequently, no provision for loss has been made in these financial statements in respect of these matters.


7.   Diluted Earnings Per Share

     Diluted earnings per share for the three month period ended July 31, 2000 are not disclosed as the amounts would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results Of Operations
---------------------

(Financial figures are in thousands)

The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc. of Antigua. Starnet Systems International Inc. ("Starnet Systems"), also of Antigua, licenses its gaming software to third parties for a set- up fee and monthly royalties. Inphinity Interactive Inc. was incorporated in 1999 to develop gaming software and web pages. In April 2000, the Company sold the assets of its adult entertainment business to a third party to focus entirely on the Internet gaming industry. For the three months ended July 31, 2000, revenues from all components of the gaming business, which include licensing, casino operations and financial transaction processing generated revenues of $4,029, up 11% from the gaming revenues of $3,615 for the quarter ended July 31, 1999. Although the annual revenue growth rate is lower than previous quarters due to a drop in up front licensing revenues, the underlying business, represented by system wide deposits and revenues were up 116% and 99% respectively. The core royalty revenue in Quarter 1 increased 53% over the same quarter last year.

The following tables set out selected information from the statements of operations for the quarters ended July 31, 2000 and 1999 and the balance sheets as at July 31, 2000 and April 30, 2000:

SELECTED STATEMENT OF OPERATIONS INFORMATION (IN THOUSANDS OF DOLLARS)

                                            For the three months ended
                                         July 31, 2000      July 31, 1999
                                         -------------      -------------

Net Sales                                     4,029               3,615
Gross Profit                                  2,733               2,749
Operating Expenses                            4,641               2,336
Income (Loss) From Continuing Operations     (1,822)                442
Net Income (Loss)                            (1,822)                613


SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS OF DOLLARS)

                                      At July 31, 2000   At April 30, 2000
                                      ----------------   ------------------

Working Capital                               3,587               6,238
Total Assets                                 26,037              27,983
Long Term Debt                                  727                 503
Deficit                                      (4,193)             (2,371)
Total Shareholders' Equity                   17,631              19,376

In 1999 the Company generated significant revenues from licensing its software as the number of licensees grew from 15 at April 30, 1999 to 45 at April 30, 2000. During the same period, royalty revenues also experienced substantial growth and represented well over 75% of total revenues for the full year. Furthermore, the top 10 licensees accounted for over 95% of the royalties, while most of the bad debt provision in 1999 related to licensees generating very little royalty income. In order to provide better service to the Company's top licensees and support their continued growth, the Company has slowed the number of new licensees considerably and focussed selling efforts on well funded companies who can commit the resources that the company believes are necessary for a successful operation. Furthermore, since most of these operators are delaying their launch until the new Beyond 2000 software is ready in Q2, there was only one new licensee that began operations during the quarter, bringing the total number of licensees to 46 by July 31, 2000. As a result of this new direction and the upcoming launch of the new software, total revenues grew only 11% to $4,029, as a 53% increase in royalty revenue to $3,624 was largely offset by a reduction of 68% in licensing revenue.

The underlying business, however, remained very strong as system-wide deposits increased to $33,075 for the three months ended July 31, 2000, up 116% from $15,303 for the same period last year. System-wide revenues from all licensees increased 99% to $14,445. Although system-wide deposits and revenues and Company revenues were down from Quarter 4 due to the slow summer season, especially for sports betting, Quarter 2 is expected to increase dramatically as the fall sports seasons begin. Last year, system-wide deposits and revenues increased over 75% from Quarter 1 to Quarter 2 and a further 50% growth in Quarter 3 which has 3 full months (November to January) of fall sports. Early Quarter 2 results would indicate a similar growth pattern for the current year.

Although year on year revenues increased slightly in the first quarter, gross profit decreased negligibly to $2,733 for the quarter ended July 31, 2000 from $2,749 for the prior year. The gross margin decreased from 76% for the quarter ended July 31, 1999 to 68% for the quarter ended July 31, 2000 due to the relatively lower gross margin from reselling the Antigua gaming licenses. As royalty revenue picks up during the remainder of the year, the gross margins are expected to climb back above 70%.

The first quarter of 2000 was a turning point for operating expenses because sales, marketing, development, operations, and G&A expenses flattened out compared to previous quarters as these costs were only 3% higher than last quarter. When compared to the same period last year, however, these expenses increased by 125% to $4,015 for the quarter ended July 31, 2000 from $1,781 for the same period last year in order to support the over 100% year on year growth in the underlying business. Quarter on quarter expense growth going forward is expected to be much less than the corresponding quarter on quarter revenue growth.

Depreciation and amortization increased from $268 in the first quarter in 1999 to $553 in 2000 as new computer equipment was purchased to handle the expected increase in network traffic for the rest of the year. The Company also expanded its facilities in Antigua.

The combination of seasonally low revenues and the higher expenses required to build capacity and develop new software to meet future growth potential resulted in a loss from continuing operations for the quarter ended July 31, 2000 of $1,822 compared to an operating income of $442 for the prior year. As revenues expand over the next few quarters and expenses flatten out, the Company is anticipating to reach positive cash flow in Quarter 2 and profitability by Quarter 3.

Effective March 31, 2000, the Company sold the business and all of the assets of its adult entertainment division, therefore there was no income from discontinued operations during the quarter compared to income of $171 for the same period last year.

There is no tax provision for the quarter as the majority of the Company's income is generated from Starnet Systems in Antigua, which is not subject to income tax.

Liquidity and Capital Resources
-------------------------------

(Financial figures are in thousands)

At July 31, 2000, the Company had $3,235 in cash and cash equivalents compared to $5,984 at April 30, 2000. The decrease was caused by $2,371 used in operations and the rest partially financed new capital expenditures. Due to the investigation by Canadian authorities of the business operations of the Company prior to August 1999, the freeze on two of the Company's bank accounts with a Canadian bank was extended until February 2001. The amount affected totaled approximately $7,188, including interest. The Company also has reserves and deposits held by credit card processors totaling $4,072, which includes $330 relating to a discontinued business. A majority of the funds are held as a rolling reserve, which is released to the Company after six months.

Working capital at July 31, 2000 decreased to $3,587 from $6,238 at April 30, 2000. Accounts receivable increased from $2,022 at April 30, 2000 to
$2,235 at July 31, 2000. The majority of the receivables are from existing licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees that have their own merchant accounts. Other current assets at July 31, 2000 dropped to $1,042 from $1,349 at April 30, 2000. The decrease is the net effect of prepayments made to the Antiguan Government for the purchase of additional casino licenses less the portion allocated to costs of sales during the year. The casino licenses are held for sale to prospective licensees who have cleared the Antigua government due diligence.

Net cash used by operations for the quarter ended July 31, 2000 was $2,371 compared to $993 for the same period last year. The decrease in cash from operations was mainly due to the investment in software development expenses that were expensed during the year and the build up of operating expenses to handle future revenue growth.

Net cash used for investing activities for the quarter ended July 31, 2000 was $1,223 compared to $528 for the same period last year. There was another $487 of leased assets added. The higher level of investment in capital assets was necessary to meet the growing processing requirements.

Net cash provided by financing activities for the three months ended July 31, 2000 was $885, down considerably from $8,742 for the same period last year as the lower stock price reduced the number of options and warrants that were exercised. Included in the funds raised was a $500 advance on a loan agreement to borrow $1,500. The loan repayment may be satisfied by converting the loan amount to common stock of the Company.

Contingencies and Commitments
-----------------------------

On September 16, 1999, Las Vegas Casino Inc. ("LVC") commenced an action against the Company, a number of its subsidiaries and various employees of the Company and its subsidiaries. LVC, a former software licensee of Starnet Systems, alleges a $1 billion loss arising from alleged misappropriation of funds, and breach and wrongful termination of its software license agreement. Starnet Systems terminated the software license agreement with LVC on July 22, 1999 as a result of LVC's failure to pay over $200,000 in fees owed to Starnet Systems. On July 12, 2000, the Supreme Court of British Columbia granted a stay of the lawsuit as against Starnet Systems only. Should LVC wish to proceed with its claim against Starnet Systems, it must do so through the arbitration process provided for in the software license agreement. LVC has not yet taken any steps to do so. The Company believes that LVC's allegations are without merit and intends to defend LVC's lawsuit and to contest arbitration proceedings vigorously. As this matter is at a preliminary stage, its financial impact, if any, cannot be determined at this time, although management is of the opinion that it will not result in any significant losses to the Company.

On August 20, 1999, the Royal Canadian Mounted Police ("RCMP") obtained a search warrant and searched the Vancouver, British Columbia offices of Starnet Communications Canada Inc. The basis for the search was the allegation of the RCMP that the Company and some of its officers, directors and employees were breaching certain gaming provisions contained in the Criminal Code of Canada.

On August 25, 1999, the RCMP obtained an ex parte restraint order pursuant to the provisions of the Criminal Code of Canada. This order prevents the Company and Starnet Systems International Inc. from accessing funds located in their Canadian bank accounts. The amount of money in these accounts is approximately $7,188,000. In September 1999, the Company brought an application to have the restraint order revoked. This application was unsuccessful.

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

A further application filed by the RCMP on August 14, 2000 resulted in the Supreme Court of British Columbia extending the restraining order for an additional six months to allow the RCMP to complete their investigation into the Company's on-line gaming operations. The Company has appealed this decision to the British Columbia Court of Appeal.

Despite the fact that the restraint order is slowing down the Company's expansion plan, it does not prevent the Company from continuing its operations or expansion plan. The RCMP investigation has not been completed and no charges have been laid.

Between October 15, 1999 and December 9, 1999, ten class action claims were commenced in the United States against the Company and some of its directors and officers. On March 7, 2000, the United States District Court for the District of Delaware ordered that these ten actions be consolidated in a single proceeding. An amended Consolidated Class Action Complaint was filed on June 7, 2000. The Plaintiff class alleges generally that material misrepresentations regarding the nature and inherent risks of the Company's business were knowingly made to its investors (including the Plaintiff class). The relief sought includes damages and costs for the Plaintiff class. The amount of the damages claimed is unspecified. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend these lawsuits vigorously.

In all of the above-noted matters, management has been unable to determine the likely outcomes. Consequently, no provision for loss has been made in these financial statements in respect of these matters.


PART 2 - OTHER INFORMATION
--------------------------


ITEM 1. LEGAL PROCEEDINGS

The following are material existing and pending legal claims against the
Company:

Her Majesty the Queen in Right of Canada
----------------------------------------

On August 25, 1999, the RCMP obtained an ex parte restraint order from the Honourable Associate Chief Justice of the Supreme Court of British Columbia pursuant to the provisions of the Criminal Code of Canada. This order prevents the Company and Starnet Systems International Inc. from accessing funds located in their Canadian bank accounts. The amount of money in these accounts is approximately $7,188,000. The basis for the claim is the allegation that the funds in these bank accounts are proceeds of crime, obtained as a result of the breach of certain gaming provisions contained in the Criminal Code of Canada, and should therefore be forfeited to the Crown. In September 1999, the Company brought an application to have the restraint order revoked. This application was unsuccessful.

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

A further application filed by the RCMP on August 14, 2000 resulted in the Supreme Court of British Columbia extending the restraint order for an additional six months to allow the RCMP to complete their investigation into the Company's on-line gaming operations. The Company has appealed this decision to the British Columbia Court of Appeal.

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

On July 12, 2000, the Supreme Court of British Columbia granted a stay of the lawsuit as against Starnet Systems only. Should LVC wish to proceed with its claim against Starnet Systems, it must do so through the arbitration process provided for in the software license agreement. LVC has not yet taken any steps to do so.

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

An amended Consolidated Class Action Complaint was filed in the United States District Court for the District of Delaware on June 7, 2000. The Plaintiff class consists potentially of all persons who purchased the Company's Class A Voting Common Stock from March 11, 1999 to August 20, 1999 inclusive, excluding the Defendants. The Plaintiffs allege generally as follows:

(a)  The Company became involved in internet gaming;

(b) The Company represented to its investors (including the Plaintiff class) that the legality of internet gaming was uncertain;

(c) The Company represented to its investors (including the Plaintiff class) that it had taken steps to minimize the risk of exposure to a criminal or quasi criminal prosecution for being involved in internet gaming;

(d)  The representations made by the Company were false or incomplete;

(e) The false or misleading representations of the Company caused its share price to rise;

(f)  The members of the Plaintiff class purchased the Company's shares;

(g) In August of 1999, the RCMP searched the Company's Vancouver, British Columbia offices;

(h)  The share price of the Company dropped dramatically;

(i) The members of the Plaintiff class lost money as a result of the drop in the share price;

(j) Certain former officers of the Company (John Carley, Chris Zacharias and Mark Dohlen - the "Individual Defendants") were involved in or aware of the false or misleading representations; and

(k) The Individual Defendants were involved with the preparation of or approved of the false or misleading representations of the Company for the purpose of inflating the price of the Company's stock, thereby allowing the Individual Defendants to reap millions of dollars in profits from the sale of the Company's shares at inflated prices.

The relief sought includes damages and costs for the Plaintiff class. The amount of the damages claimed is unspecified. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend this lawsuit vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:
     ------------------------------------------------

     3.1   Articles of Incorporation - incorporated by reference from
           Exhibit 3.3 of Form S-8 dated March 12, 1998

     3.2   By-laws - incorporated by reference from Form 10-K filed July 31,
           2000

     10.1 Bank of Montreal - incorporated by reference from Form 10-SB dated June 18, 1997

     10.2 Pacific Rim Investments Inc. - incorporated by reference from Form 10-SB dated June 18, 1997

     10.3 Simulcast Agreement - incorporated by reference from Form 10-SB dated June 18, 1997

     10.4 CompuServe Agreement - incorporated by reference from Form 10-SB dated June 18, 1997

     10.5  Starnet Communications International Inc. 1997 Stock Option Plan
           - incorporated by reference from Form S-8 dated March 12, 1998

     10.7  Starnet Communications International Inc. 1999 Stock Option Plan
           - incorporated by reference from Form S-8 dated March 10, 1999

     10.8 Software License Agreement between Starnet Systems International Inc. and Global Interactive Ltd. dated February 19, 2000 - incorporated by reference from Form 10-K filed July 31, 2000

     10.9 Commitment Letter between Starnet Systems International Inc. and Simpson Bay, Ltd. dated June 23, 2000 - incorporated by reference from Form 10-K filed July 31, 2000

     10.10 Employment Agreement between Starnet Communications
           International Inc. and Meldon Ellis dated October 1, 1999 - incorporated by reference from Form 10-K filed July 31, 2000

     10.11 Consulting Services Agreement between Starnet Communications International Inc. and Wolf Bergelt dated April 1, 1999 - incorporated by reference from Form 10-K filed July 31, 2000

     27.1  Financial Data Schedule

(b)  Reports on Form 8-K:
     --------------------

     The following report on Form 8-K was filed during the quarter covered by this Report:

     June 15, 2000 - sale of the assets and undertakings comprising the adult entertainment division of Starnet Communications Canada Inc. to 596773 B.C. Ltd.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Starnet Communications International Inc.
                           (Registrant)

Date:  September 13, 2000          By: /s/ Fred Hazell
                                   -------------------------------------
                                   Chairman, President and Chief Executive
                                   Officer

Date: September 13, 2000           By: /s/ Chris Thompson
                                   -------------------------------------
                                   Vice-President, Finance