Form 10-Q
period 2000-10-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 2000-12-15
CIK 1039578

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000 or

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

As of December 1, 2000, there were 32,193,181 shares of the registrant's Class A Voting Common Stock outstanding.

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


PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.   FINANCIAL STATEMENTS

Starnet Communications International Inc.
Consolidated Balance Sheets
As at October 31, 2000 and April 30, 2000
(in thousands of US dollars)


                                                             (Unaudited)
                                                              October 31          April 30
                                                                    2000              2000
------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                        3,937             5,984
Reserves and deposits with credit card processors                3,639             3,857
Accounts receivable                                              2,889             2,022
Prepaid expenses and deposits                                      641               616
Current portion of long-term receivable                             37               514
Other current assets                                               761             1,349
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            11,904            14,342
------------------------------------------------------------------------------------------
Restricted cash                                                  7,556             7,234
Capital assets (net)                                             6,122             4,868
Long-term receivable                                             1,534             1,539
------------------------------------------------------------------------------------------
                                                                27,116            27,983
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                         3,594             5,223
Funds held on deposit                                            4,159             2,118
Deferred revenue                                                   133               287
Current portion of capital lease obligations                       687               476
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                        8,573             8,104
------------------------------------------------------------------------------------------
Non-current portion of capital lease obligations                   906               503
Long-term note payable                                           1,500                 0
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                               10,979             8,607
------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                                  22,335             22,143
Subscription receivable                                          (366)              (381)
Retained earnings (deficit)                                    (5,484)            (2,371)
Accumulated other comprehensive loss                             (348)               (15)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                     16,137             19,376
------------------------------------------------------------------------------------------
                                                               27,116             27,983
------------------------------------------------------------------------------------------

Starnet Communications International Inc.
Consolidated Statements of Operations
For the Periods Ending October 31
(in thousands of US dollars except per share information)

                                            (Unaudited)             (Unaudited)
                                        Three Months Ended       Six Months Ended
                                            October 31              October 31

                                         2000        1999        2000        1999
--------------------------------------------------------------------------------------

REVENUE
SALES
  Royalties and fees                   4,730       3,430       8,354       5,794
  Licensing                              746         912       1,151       2,163
--------------------------------------------------------------------------------------
Total sales                            5,476       4,342       9,505       7,957
Cost of sales                          1,604         930       2,900       1,797
--------------------------------------------------------------------------------------
GROSS PROFIT                           3,872       3,412       6,605       6,160
--------------------------------------------------------------------------------------

EXPENSES
Sales                                   177         127         297         295
Marketing                               743         609       1,498         853
Development                             863         455       1,709         823
Operations                            1,087         (66)      2,168         292
General and administrative            1,409       1,347       2,623       1,991
Provision for bad debts                   0           0           0         250
Legal                                   217         152         290         189
Depreciation and amortization           763         378       1,315         646
--------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES              5,259       3,002       9,900       5,339
--------------------------------------------------------------------------------------

Income (loss) from operations        (1,387)        410      (3,295)        821
--------------------------------------------------------------------------------------

Other income (expenses)                  96          51         182          80

--------------------------------------------------------------------------------------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES     (1,291)        461      (3,113)        901
--------------------------------------------------------------------------------------

Income tax expense (recovery)
  current                                 0          53           0          53
  deferred                                0           0           0           0
--------------------------------------------------------------------------------------
INCOME TAXES                              0          53           0          53
--------------------------------------------------------------------------------------

Income (loss) from continuing
  operations                         (1,291)        408      (3,113)        848

Income (loss) from discontinued
  operations of the on-line
  interactive media division
  (less applicable income taxes)          0         (67)          0         106
--------------------------------------------------------------------------------------

NET INCOME (LOSS) FOR THE PERIOD     (1,291)        341      (3,113)        954

Retained earnings (deficit),
  beginning of period                (4,193)      1,497      (2,371)        884
--------------------------------------------------------------------------------------
RETAINED EARNINGS (DEFICIT),
  END OF PERIOD                      (5,484)      1,838      (5,484)      1,838
--------------------------------------------------------------------------------------

Basic earnings (loss) per share
 from continuing operations      $    (0.04) $     0.01  $    (0.10) $     0.03
Basic earnings (loss) per share  $    (0.04) $     0.01  $    (0.10) $     0.03
Weighted average number of
  common shares outstanding      32,176,665  30,483,604  32,141,634  29,054,349

Diluted earnings per share from
 continuing operations                  n/a  $     0.01         n/a  $     0.03
Diluted earnings per share              n/a  $     0.01         n/a  $     0.03
Weighted average number of
 common shares outstanding for
 diluted earnings per share             n/a  33,259,232         n/a  33,174,185

Starnet Communications International Inc.
Consolidated Statements of Cash Flows
For the Periods Ending October 31
(in thousands of US dollars)


                                            (Unaudited)             (Unaudited)
                                        Three Months Ended       Six Months Ended
                                            October 31              October 31

                                         2000        1999        2000        1999
--------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                      (1,291)        341      (3,113)        954
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation                            763         384       1,315         646
  Amortization of deferred website costs    0          70           0         105
  Amortization of software development
   costs                                    0          69           0         138
Changes in current assets and liabilities:
  Decrease (increase) in reserves and
   deposits with credit card processors   433        (439)        218        (493)
  Increase in accounts receivable        (720)     (1,861)       (852)     (3,968)
  Decrease (increase) in prepaid
   expenses and deposits                    3        (168)        (25)       (339)
  Decrease (increase) in other assets     282           8         588        (727)
  Increase (decrease) in accounts
   payable and accrued liabilities       (738)      2,266      (1,629)      2,886
  Increase in income taxes payable          0          14           0          58
  Increase (decrease) in funds held
   on deposit                           2,268       1,701       2,041       2,137
  Decrease in deferred revenue           (239)       (128)       (154)       (134)
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                     761       2,257      (1,611)      1,263
--------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets               (590)     (1,411)     (1,771)     (1,939)
Transfer to restricted cash              (280)     (6,856)       (322)     (6,856)
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                    (870)     (8,267)     (2,093)     (8,795)
--------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on long-term receivable  12           0         482           0
Proceeds from loan                      1,000           0       1,500           0
Proceeds from issuance of shares          130       3,133         192      12,027
Principal repayments under capital
 lease obligations                       (152)        (38)       (300)       (189)
--------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               990       3,095       1,874      11,838
--------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH  (179)       (142)       (217)        (79)
--------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH DURING
 THE PERIOD                               702      (3,057)     (2,047)      4,227
Cash, beginning of period               3,235      13,150       5,984       5,866
--------------------------------------------------------------------------------------
Cash, end of period                     3,937      10,093       3,937      10,093
--------------------------------------------------------------------------------------


OTHER NON-CASH TRANSACTIONS
Leased assets acquired                    472         282         959         282

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                              13          10          30          10
Income tax paid                             0           0           0          29

                STARNET COMMUNICATIONS INTERNATIONAL INC.
        CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         AS AT OCTOBER 31, 2000
                               (UNAUDITED)

1.   Condensed Consolidated Financial Statements

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at October 31 and April 30, 2000, and results of operations and cash flows for the periods ended October 31, 2000 and 1999, have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 audited consolidated financial statements. The results for operations for periods ended October 31, 2000 and 1999 are not necessarily indicative of the operating results for the full years.

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

     Other Current Assets consist primarily of gaming licences from the government of Antigua held for resale to licencees.

4.   Loan Payable

     The Company has entered into an agreement to borrow up to $1.5 million, all of which it has received at October 31, 2000. Interest is payable monthly at a rate of 8% per annum. The loan may be satisfied by converting the loan amount to common stock of the Company as part of a private placement along with other third-party investors at the same terms and conditions as those other third-party investors.

5.   Discontinued Operations

     Income (loss) from discontinued operations refers to the on-line interactive media division which was disposed of in April 2000. The receivable related to the proceeds of sale is included in long-term receivable.

6.   Contingencies and Commitments

     An application filed by the Royal Canadian Mounted Police ("RCMP") on August 14, 2000 resulted in the Supreme Court of British Columbia extending an ex parte restraint order that prevents the Company and Starnet Systems International Inc. from accessing approximately $7.3 million for an additional six months. The time is expected to allow the RCMP to complete their investigation of allegations that the Company and some of its officers, directors and employees were breaching certain gaming provisions contained in the Criminal Code of Canada. The Company has appealed the restraining order extension to the British Columbia Court of Appeal. The RCMP investigation has not been completed and no charges have been laid.

     Between October 15, 1999 and December 9, 1999, ten class action claims were commenced in the United States against the Company and some of its directors and officers. On March 7, 2000, the United States District Court for the District of Delaware ordered that these ten actions be consolidated in a single proceeding. An amended Consolidated Class Action Complaint was filed on June 7, 2000. The Plaintiff class alleges generally that material misrepresentations regarding the nature and inherent risks of the Company's business were knowingly made to its investors (including the Plaintiff class). The relief sought includes damages and costs for the Plaintiff class. The amount of the damages claimed is unspecified. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend these lawsuits vigorously. The Company filed a motion to dismiss on September 14, 2000, which as of the date of this report has not been responded to by the Plaintiff nor ruled upon by the District Court.

     On September 16, 1999, Las Vegas Casino Inc. ("LVC") commenced an action against the Company, a number of its subsidiaries and various employees of the Company and its subsidiaries. LVC, a former software licensee of the Company's subsidiary, Starnet Systems, alleges a $1 billion loss arising from alleged misappropriation of funds, and breach and wrongful termination of its software licence agreement. Starnet Systems terminated the software licence agreement with LVC on July 22, 1999 as a result of LVC's failure to pay over $200,000 in fees owed to Starnet Systems. On July 12, 2000, the Supreme Court of British Columbia granted a stay of the lawsuit as against Starnet Systems only. Should LVC wish to proceed with its claim against Starnet Systems, it must do so through the arbitration process provided for in the software licence agreement. LVC has not yet taken any steps to do so. The Company believes that LVC's allegations are without merit and intends to defend LVC's lawsuit and to contest arbitration proceedings vigorously. As this matter is at a preliminary stage, its financial impact, if any, cannot be determined at this time, although management is of the opinion that it will not result in any significant losses to the Company.

     In all of the above-noted matters, management has been unable to determine the likely outcomes. Consequently, no provision for loss has been made in these financial statements in respect of these matters.

7.   Subsequent Event

     The Company has submitted an agreement and plan of reorganization for shareholder approval. If such approval is obtained and the Company consummates the agreement and plan of reorganization, the Company will become an indirect wholly-owned subsidiary of World Gaming Plc, a new holding company incorporated in England and Wales.

8.   Diluted Earnings Per Share

     Diluted earnings per share for the six and three month periods ended October 31, 2000 are not disclosed as the amounts would be anti-dilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (All figures in thousands of US dollars)

Results Of Operations
---------------------

The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services Inc. of Antigua. Starnet Systems, also of Antigua, licenses its gaming software to third parties for a set up fee and monthly royalties. Inphinity Interactive Inc. was incorporated in 1999 to develop gaming software and web pages. In April 2000, the Company sold the assets of its adult entertainment business to a third party to focus entirely on the Internet gaming industry. For the three months ended October 31, 2000, revenues from all components of the gaming business, which include licensing, casino operations and financial transaction processing generated revenues of $5,476, up 26% from the gaming revenues of $4,342 for the quarter ended October 31, 1999 and up 36% from Q1. The year-over-year revenue growth rate of 26% increased from 11% in Q1 but was lower than expected due to poor sportsbook profits in October despite record sportsbook wagers during the month. The underlying business continued healthy growth as system wide deposits and revenues were up 106% and 91%, respectively.

Although total operating costs increased to $5,259 in Q2 compared to $4,641 in Q1, most of the increase was attributable to one time general and administration and legal costs.

The combined sales, marketing, development and operations costs for Q2 were up only 2% from Q1 despite a 36% rise in revenue over the same period.

The following tables set out selected information from the statements of operations for the quarters ended October 31, 2000 and 1999 and the balance sheets as at October 31, 2000 and April 30, 2000:

SELECTED STATEMENT OF OPERATIONS INFORMATION (IN THOUSANDS OF DOLLARS)

                                          FOR THE THREE MONTHS ENDED
                                      October 31, 2000   October 31, 1999
                                      ----------------   ----------------


Net Sales                                    5,476              4,342
Gross Profit                                 3,872              3,412
Operating Expenses                           5,259              3,002
INCOME (LOSS) FROM CONTINUING OPERATIONS    (1,291)               408
Net Income (Loss)                           (1,291)               341


SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS OF DOLLARS)

                                  At October 31, 2000   At April 30, 2000
                                  ---------------------------------------

Working Capital                              3,331              6,238
Total Assets                                27,116             27,983
Long Term Debt                               2,406                503
Deficit                                     (5,484)            (2,371)
Total Shareholders' Equity                  16,137             19,376

As explained in Q1, the Company has reduced the number of new licensees considerably and focussed selling efforts on established gaming operators. As a result of this new direction, total sales from licensing declined 18% to $746 while sales from royalties increased 38% to $4,730. Year to date revenues increased 19% to $9,505 as a 44% increase in royalties and fees was partially offset by a 47% drop in Licensing revenue.

The underlying business, however, remained very strong as system-wide deposits increased to $56,372 for the three months ended October 31, 2000, up 109% from $27,030 for the same period last year and up 70% from Q1. System wide revenues for Q2 from all licensees increased 94% to $36,506 compared to the same period last year and jumped 53% from Q1. The quarter on quarter growth for system wide revenue was less than anticipated, and less than the growth in deposits, due to low football profits during the first three weeks of October.

Gross profit increased 13% to $3,872 for the quarter ended October 31, 2000 from $3,412 for the prior year. The gross margin increased as expected to 71% for the quarter ended October 31, 2000 compared to 68% in Q1 but decreased from 79% for the same period last year due to the relatively lower gross margin from reselling the Antigua gaming licenses.

Sales, marketing, development and operations costs for Q2 were up only 2% from Q1 despite a 36% rise in revenue over the same period as follows:

                                 Q2        Q1   Variance

             Sales              177       120     47%
             Marketing          743       755     (2%)
             Development        863       846      2%
             Operations       1,087     1,080      1%
                           --------------------------
             Total            2,870     2,801      2%
                           ==========================


These expenses were relatively flat for the second quarter in a row and in line with expectations. However, the General and administration and Legal costs were $1,626, up 26% from $1,287 in Q1 due to costs associated with the start of internal restructuring and the Company's efforts to reorganize into a new holding company incorporated in England and Wales. The quarter 2 comparative for Operations expenses are negative $66 due to a reclassification between Operations and General and administrative expenses in the six month period for 1999. Depreciation costs rose 38% to $763 for the quarter due to the addition of a second server site and a full quarter of depreciation for the Q1 equipment upgrades in Antigua. The total operating expenses were $5,259, up 75% from $3,002 in the same period last year and up 13% over Q1, considerably lower than the 36% quarter on quarter revenue growth. For the six months ended October 31, 2000, operating expenses were $9,900, up 85% from $5,339 in the same period last year and in line with the year on year increase in the underlying business.

The combination of lower than expected revenues and the higher G&A and Legal expenses resulted in a loss from continuing operations of $1,291 for the quarter ended October 31, 2000 compared to an operating income of $408 for the prior year. The Q2 loss, however, was somewhat lower than
the $1,822 loss in Q1.   The year to date loss from continuing operations
was $3,113 compared to operating income of $848 for the prior year.

On April 1, 2000, the Company sold the business and all of the assets of its interactive media division therefore there was no income from this discontinued division during the quarter compared to a loss of $67 for the same period last year. This interactive media division had generated income of $106 for the six months ended October 31, 1999.

There is no tax provision for the quarter or the year to date as the majority of the Company's income is generated from Starnet Systems in Antigua, which is not subject to income tax.

Liquidity and Capital Resources
-------------------------------

At October 31, 2000, the Company had $3,937 in cash and cash equivalents down from $5,984 at April 30, 2000 but up from $3,235 at July 31, 2000. The decrease over the six months to October 31, 2000 was caused by $1,610 used in operations and the rest partially financed new capital expenditures. Due to the investigation by Canadian authorities of the business operations of the Company prior to August 1999, the freeze on two of the Company's bank accounts with a Canadian bank was extended until February 2001 The amount affected totaled approximately $7,293 including interest. The Company also has reserves and deposits held by credit card processors totaling $3,639 which includes $322 relating to a discontinued business. A majority of the funds are held as a rolling reserve, which is released to the Company after six months.

Working capital at October 31, 2000 decreased to $3,331 from $6,238 at April 30, 2000. Accounts receivable increased from $2,022 at April 30, 2000 to $2,889 at October 31, 2000. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees that have their own merchant accounts. Other current assets at October 31, 2000 dropped to $761 from $1,349 at April 30, 2000. The decrease is the net effect of prepayments made to the Antiguan Government for the purchase of additional casino licenses less the portion allocated to costs of sales during the period. The casino licenses are held for sale to prospective licensees.

Net cash generated by operations for the quarter ended October 31, 2000 of $761 was down from $2,257 for the same period last year but up considerably from the $2,371 cash used in Q1.

Net cash used for investing activities for the quarter ended October 31, 2000 was $870 compared to $8,267 for the same period last year. For the year to date, the amount was $2,093 compared to $8,795 for the same period last year. Last year's figure included $6,856 of restricted cash as explained above. There was another $472 of leased assets added during the quarter bringing the year to date total to $959.

Net cash provided by financing activities for the three months ended October 31, 2000 and the year to date was $990 and $1,874 , respectively, down considerably from the same periods last year as the lower stock price reduced the number of options and warrants exercised.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION
---------------------------


ITEM 1.   LEGAL PROCEEDINGS

The information below updates and discloses material events that occurred during the quarter ended October 31, 2000 with respect to previously disclosed existing and pending legal claims against the Company. Please refer to the Company's Form 10-Q for the quarter ended July 31, 2000 for a discussion of all existing and pending legal claims against the Company.

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

An application filed by the Royal Canadian Mounted Police ("RCMP") on August 14, 2000 resulted in the Supreme Court of British Columbia extending an ex parte restraint order that prevents the Company and Starnet Systems International Inc. from accessing approximately $7.3 million for an additional six months. The time is expected to allow the RCMP to complete their investigation of allegations that the Company and some of its officers, directors and employees were breaching certain gaming provisions contained in the Criminal Code of Canada. The Company has appealed the restraining order extension to the British Columbia Court of Appeal. The RCMP investigation has not been completed and no charges have been laid.

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

The Company filed a Motion to Dismiss on September 14, 2000, which as of the date of this report has not yet been responded to by the Plaintiff nor ruled upon by the District Court.

The relief sought includes damages and costs for the Plaintiff class. The amount of the damages claimed is unspecified. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend this lawsuit vigorously.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

On September 11, 2000, the Company's Board of Directors appointed the Company's Chairman, Fred Hazell, to serve as interim President and Chief Executive Officer following the resignation of Meldon Ellis, who previously had served in the same positions. On that same date, the Company's Board of Directors resolved to set Mr. Hazell's compensation at the same amount formerly paid to Mr. Ellis, which included an annual salary of $216,000 as well as allowances for certain other expenses.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:
     ------------------------------------------------

     10.13 Settlement Agreement, dated September 13, 2000, by and between the Registrant and Meldon Ellis.

     27.1      Financial Data Schedule

(b)  Reports on Form 8-K:
     --------------------

     None.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         STARNET COMMUNICATIONS INTERNATIONAL INC.
                         (REGISTRANT)

Date:  December 15, 2000      By: /s/ Fred Hazell
                                 ----------------------------
                              Fred Hazell
                              Chairman, President and Chief Executive Officer

Date: December 15, 2000       By: /s/ Chris Thompson
                                 ----------------------------
                              Chris Thompson
                              Vice-President, Finance