Form 10-Q
period 2001-01-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 2001-03-19
CIK 1039578

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended January 31, 2001 or

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

Former address, if changed since last report: n/a



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

As of March 13, 2001, there were 32,193,181 shares of the registrant's Class A Voting Common Stock outstanding.

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


PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.   FINANCIAL STATEMENTS

Starnet Communications International Inc.
Consolidated Balance Sheets
As at January 31, 2001 and April 30, 2000
(in thousands of US dollars)

                                                             (Unaudited)
                                                              January 31          April 30
                                                                    2001              2000
------------------------------------------------------------------------------------------

ASSETS
CURRENT
Cash and cash equivalents                                        2,829             5,984
Reserves and deposits with credit card processors                3,487             3,857
Accounts receivable                                              2,779             2,022
Prepaid expenses and deposits                                      732               616
Current portion of long-term receivable                             37               514
Other current assets                                               520             1,349
------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            10,384            14,342
------------------------------------------------------------------------------------------
Restricted cash                                                  7,666             7,234
Capital assets (net)                                             5,877             4,868
Long-term receivable                                             1,552             1,539
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    25,479            27,983
------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities                         3,267             5,223
Funds held on deposit                                            3,062             2,118
Deferred revenue                                                   187               287
Current portion of capital lease obligations                       708               476
------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                        7,224             8,104
------------------------------------------------------------------------------------------
Non-current portion of capital lease obligations                   788               503
Long-term note payable                                           1,500                 0
------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                9,512             8,607
------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Capital stock                                                  22,335            22,143
Subscription receivable                                          (366)             (381)
Accumulated deficit                                            (5,655)           (2,371)
Accumulated other comprehensive loss                             (347)              (15)
------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                     15,967            19,376
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     25,479            27,983
------------------------------------------------------------------------------------------

Starnet Communications International Inc.
Consolidated Statements of Operations
For the Periods Ending January 31
(in thousands of US dollars except per share information)

                                          (Unaudited)               (Unaudited)
                                      Three Months Ended         Nine Months Ended
                                          January 31                January 31

                                      2001         2000          2001          2000
----------------------------------------------------------------------------------------

REVENUE
Sales
  Royalties and fees                    5,891         3,646        14,245         9,415
  Licensing                               480           770         1,632         2,958
----------------------------------------------------------------------------------------
Total sales                             6,371         4,416        15,877        12,373
Cost of sales                           1,392         1,751         4,292         3,548
----------------------------------------------------------------------------------------
GROSS PROFIT                            4,979         2,665        11,585         8,825
----------------------------------------------------------------------------------------

EXPENSES
Sales                                     155           249           452           544
Marketing                                 581           520         2,079         1,373
Development                               873           584         2,582         1,407
Operations                              1,257           458         3,424           750
General and administrative              1,424         1,902         4,049         3,893
Provision for bad debts                   140         1,443           140         1,693
Legal                                     130         1,723           420         1,912
Depreciation and amortization             639           514         1,954         1,160
----------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                5,199         7,393        15,100        12,732
----------------------------------------------------------------------------------------

Loss from operations                     (220)       (4,728)       (3,515)       (3,907)
----------------------------------------------------------------------------------------

Other income                               49           105           231           186

----------------------------------------------------------------------------------------
LOSS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                    (171)       (4,623)       (3,284)       (3,721)
----------------------------------------------------------------------------------------

Income tax expense
  current                                   0             0             0            53
  deferred                                  0             0             0             0
----------------------------------------------------------------------------------------
INCOME TAXES                                0             0             0            53
----------------------------------------------------------------------------------------

Loss from continuing operations          (171)       (4,623)       (3,284)       (3,774)

Loss from discontinued operations of
 the on-line interactive media
 division (less applicable
 income taxes)                              0          (307)            0          (202)
----------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                  (171)       (4,930)       (3,284)       (3,976)

Retained earnings (deficit),
 beginning of period                   (5,484)        1,838        (2,371)          884
----------------------------------------------------------------------------------------
DEFICIT, END OF PERIOD                 (5,655)       (3,092)       (5,655)       (3,092)
----------------------------------------------------------------------------------------


Basic loss per share from
 continuing operations             $    (0.01)   $    (0.15)   $    (0.10)   $    (0.13)
Basic loss per share               $    (0.01)   $    (0.16)   $    (0.10)   $    (0.13)
Weighted average number of common
 shares outstanding                32,201,181    30,967,287    32,161,486    29,690,911

Diluted earnings per share from
 continuing operations                    n/a           n/a           n/a           n/a
Diluted earnings per share                n/a           n/a           n/a           n/a
Weighted average number of common
 shares outstanding for diluted
 earnings per share                       n/a           n/a           n/a           n/a

Starnet Communications International Inc.
Consolidated Statements of Cash Flows
For the Periods Ending January 31
(in thousands of US dollars)

                                          (Unaudited)               (Unaudited)
                                      Three Months Ended         Nine Months Ended
                                          January 31                January 31

                                      2001         2000          2001          2000
----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 (171)       (4,930)       (3,284)       (3,976)
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation                            639           511         1,954         1,157
  Amortization of deferred website costs    0            53             0           159
  Amortization of software development
   costs                                    0           473             0           611
Changes in current assets and liabilities:
  Decrease (increase) in reserves and
   deposits with credit card processors   152        (3,726)          370        (4,221)
  Decrease (increase) in accounts
   receivable                             110         3,634          (742)         (334)

  Decrease (increase) in prepaid
   expenses and deposits                  (91)          121          (116)         (217)
  Decrease (increase) in other assets     241           596           829          (131)
  Increase (decrease) in accounts
   payable and accrued liabilities       (324)          308        (1,953)        3,194
  Increase in income taxes payable          0           (88)            0           (30)
  Increase (decrease) in funds held
   on deposit                          (1,098)          266           944         2,402
  Increase (decrease) in deferred
   revenue                                 54           (34)         (100)         (168)
----------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES    (488)       (2,816)       (2,098)       (1,554)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of capital assets               (285)       (1,671)       (2,056)       (3,610)
Transfer to restricted cash              (114)          (82)         (435)       (6,937)
----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES    (399)       (1,753)       (2,491)      (10,547)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments received on long-term
 receivable                                 7             0           491             0
Proceeds from loan                          0             0         1,500             0
Proceeds from issuance of shares            0           302           192        12,329
Principal repayments under capital
 lease obligations                       (149)         (183)         (449)         (372)
----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                    (142)          119         1,734        11,957
----------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH   (79)          284          (300)          205
----------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH DURING
 THE PERIOD                            (1,108)       (4,166)       (3,155)           61
Cash, beginning of period               3,937        10,093         5,984         5,866
----------------------------------------------------------------------------------------
CASH, END OF PERIOD                     2,829         5,927         2,829         5,927
----------------------------------------------------------------------------------------


OTHER NON-CASH TRANSACTIONS
Leased assets acquired                     42           340         1,001           622

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                              59            68            89            97
Income tax paid                             0             0             0             0

                STARNET COMMUNICATIONS INTERNATIONAL INC.
        CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         AS AT JANUARY 31, 2001
                               (UNAUDITED)

1.   Condensed Consolidated Financial Statements

     The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 31, 2001, and results of operations and cash flows for the periods ended
     January 31, 2001 and 2000, have been made.

     Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's April 30, 2000 audited consolidated financial statements. The results for operations for periods ended January 31, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

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

4.   Loan Payable

     The Company's subsidiary, Starnet Systems International, Inc., entered into an agreement to borrow up to $1.5 million from Simpson Bay Limited (the "Lender"), all of which it had received at January 31, 2001. Interest is payable monthly at a rate of 8% per annum. Under the agreement, Starnet Systems was required to use commercially reasonable efforts to provide to Lender the opportunity for Lender, in its sole discretion, to have the Loan satisfied by the issuance of common stock in the Company.

     As at January 31, 2001, since Starnet Systems had not made available to the Lender an opportunity to convert the loan to common stock in the Company, the Lender currently has the right to demand payment on the loan, which if demanded would be immediately due and payable by Starnet Systems. The Company anticipates that completion of the Plan of Reorganization (note 7) will require the Company, in accordance with the loan agreement with the Lender, to offer stock in the Company in
     satisfaction of the loan.   The Company is working on making such an offer
     available to the Lender in connection with the reorganization and the Company has been advised by the Lender that, while non-binding, it is the intention of the Lender to elect to convert the loan to common stock in
     response to such offer.    Therefore the Company has continued to classify
     the loan as long term.


5.   Discontinued Operations

     Income (loss) from discontinued operations refers to the on-line interactive media division that was disposed of in April 2000. The receivable related to the proceeds of sale is included in long-term receivable.

6.   Contingencies and Commitments

     In connection with the continuing investigation of the Company by the Royal Canadian Mounted Police ("RCMP") in Vancouver, Canada, an application with respect to the continued detention of the items previously seized pursuant to the search warrants and the extension of the restraint orders against the funds being held, resulted in an Order issued by the Supreme Court of British Columbia on February 15, 2001 extending all such orders that, among other things, prevents the
     Company and Starnet Systems International, Inc. from accessing approximately $7.3 million. The Order extended the detention and restraint until June 17, 2001. Prior to the Order being issued, the Company was advised that the police overseeing the investigation had delivered to the Crown their report with the results of their investigation, which the Company understands recommended that charges be laid against the Company. The Crown had indicated that they were considering the laying of various charges but, with the understanding that the Company would not object, agreed to seek the extension described
     above.   The Company expects this additional time will  allow the Crown to complete its review of the RCMP report concerning allegations that the Company and some of its officers, directors and employees were breaching certain provisions of the Criminal Code of Canada.

     Between October 15, 1999 and December 9, 1999, ten class action claims were commenced in the United States against the Company and some of its directors and officers. On March 7, 2000, the United States District Court for the District of Delaware ordered that these ten actions be consolidated in a single proceeding. An amended Consolidated Class Action Complaint was filed on June 7, 2000. The

     Plaintiff class alleges generally that material misrepresentations regarding the nature and inherent risks of the Company's business were knowingly made to its investors (including the Plaintiff class). The relief sought includes damages and costs for the Plaintiff class. The amount of the damages claimed is unspecified. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend these lawsuits vigorously. The Company filed a motion to dismiss on September 14, 2000, which as of the date of this report has not been responded to by the Plaintiff nor ruled upon by the District Court. Settlement discussions are continuing with counsel to the Plantiffs, although, at this time, management is unable to determine the likely outcome of such discussions.

     On September 16, 1999, Las Vegas Casino Inc. ("LVC") commenced an action against the Company, a number of its subsidiaries and various employees of the Company and its subsidiaries. LVC, a former software licensee of the Company's subsidiary, Starnet Systems, alleges a $1 billion loss arising from alleged misappropriation of funds, and breach and wrongful termination of its software license agreement. Starnet Systems terminated the software license agreement with LVC on July 22, 1999 as a result of LVC's failure to pay over $200,000 in fees owed to Starnet Systems. On July 12, 2000, the
     Supreme Court of British Columbia granted a stay of the lawsuit as against Starnet Systems only. Should LVC wish to proceed with its claim against Starnet Systems, it must do so through the arbitration process provided for in the software license agreement. LVC has not yet taken any steps to do so. The Company filed a motion with the Supreme Court of British Columbia to require LVC to post security for costs as a condition for prosecuting its claim against the Company.
     The court denied the Company's motion on February 22, 2001, while allowing the Company to reapply as it may wish. The Company intends to submit a futher application and is in the process of doing so. The Company believes that LVC's allegations are without merit and intends to defend LVC's lawsuit and to contest arbitration proceedings vigorously. As this matter is at a preliminary stage, its financial impact, if any, cannot be determined at this time, although management is of the opinion that it will not result in any significant losses to the Company.

     In all of the above-noted matters, management has been unable to determine the likely outcomes. Consequently, no provision for loss has been made in these financial statements in respect of these matters.

7.   Plan of Reorganization

     On January 19, 2001, pursuant to an Agreement and Plan of Reorganization dated November 8, 2000, shareholders approved a reorganization in which the Company will become an indirect wholly owned subsidiary of World Gaming Plc, a new holding company incorporated in England and Wales. The Company will not complete the reorganization until the ordinary shares of World Gaming Plc are admitted or authorized to trade on a stock exchange or trading facility. Under the reorganization, common shares of the Company will be exchanged for shares in World Gaming Plc at the time of completion of the reorganization. The Company expects that the reorganization will be completed on or before April 15, 2001.

8.   Diluted Earnings Per Share

     Diluted earnings per share for the nine and three month periods ended January 31, 2001 are not disclosed as the amounts would be anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (All figures in thousands of US dollars)

Results Of Operations
---------------------

Starnet Systems International Inc., a subsidiary of the Company incorporated and operating out of Antigua, licenses its gaming software to third parties for a set up fee and monthly royalties. Inphinity Interactive Inc., a wholly owned subsidiary was incorporated in 1999 to develop gaming software and web pages. The Company's Internet casino, which targets only customers outside North America, is operated by its subsidiary, World Gaming Services, Inc., also incorporated and operating out of Antigua. In April 2000, the Company sold the assets of its adult entertainment business to a third party to focus entirely on the Internet gaming industry. For the three months ended January 31, 2001, revenues from all components of the gaming business, which include licensing, casino operations and financial transaction processing generated revenues of $6,371, up 44% from the gaming revenues of $4,416 for the quarter ended January 31, 2000 and up 16% from Q2. Revenue for the nine months ended January 31, 2001 increased 28% to $15,877. The underlying business also showed healthy growth as system wide deposits and revenues were up 41% and 60%, respectively. Third quarter gross profit increased 87% to $4,979 compared to the same period last year.

Total operating costs dropped to $5,199 in Q3 compared to $5,259 in Q2, and included severance costs of $260 relating to the January staff reduction in the Company's Inphinity Interactive subsidiary and a $140 bad debt provision against additional licensee fee receivables related to the prior year. The loss from continuing operations was $171 compared to a loss of $4,623 for the same period last year and a loss of $1,291 in Q2. Excluding severance, bad debts and the UK reorganization costs, the core business generated a profit of $359 for the quarter as follows:

Reported loss                      -171
Severance costs                    +260
Bad debts                          +140
UK reorganization costs            +130
                                   ----
Income from regular operations     +359
                                   ====

The following tables set out selected information from the statements of operations for the quarters ended January 31, 2001 and 2000 and the balance sheets as at January 31, 2001 and April 30, 2000:

SELECTED STATEMENT OF OPERATIONS INFORMATION (IN THOUSANDS OF US DOLLARS)

                                          FOR THE THREE MONTHS ENDED
                                      January 31, 2001   January 31, 2000
                                      ----------------   ----------------

Net Sales                                   6,371              4,416
Gross Profit                                4,979              2,665
Operating Expenses                          5,199              7,393
Net Loss                                     (171)            (4,930)

SELECTED BALANCE SHEET INFORMATION (IN THOUSANDS OF US DOLLARS)

                                  At January 31, 2001   At April 30, 2000
                                  -------------------   -----------------

Working Capital                          3,160                6,238
Total Assets                            25,479               27,983
Long Term Debt                           2,288                  503
Accumulated Deficit                     (5,655)              (2,371)
Total Shareholders' Equity              15,967               19,376

The revenue of $6,371 for the quarter reached a new record for the Company and represents a 16% increase on the Q2 revenues and a 44% increase from the reported revenues for the same quarter last year. The reported revenues for Q3 of last year were net of a one-time downward adjustment of $806 to the royalty revenues due to an overestimate of royalty revenue from a major licensee. Prior to the adjustment, the Q3 revenues last year were $5,222 which means the real year on year revenue increase for the quarter was 22%. This rate of growth corresponds to the year to date growth rate that led to a revenue increase of 28% to $15,877 which includes a 51% increase in royalty and fee revenues. As described in previous quarters, licensing revenues dropped 45% as the Company increased its qualification requirements for new licensees.

The business of our licensees, which affects our results of operations, also showed mixed signs of strong growth. Revenues of our licensees (or system-wide revenues) for the three months ended January 31, 2001 increased
92% to $31,124 compared to the same period last year and jumped 60% from Q2. Deposits made to our licensees by their customers (or system-wide deposits) increased to $57,610 for Q3, up 41% from $40,753 for the same period last year. However the quarter on quarter growth was only 3% compared to a 51% increase from Q2 to Q3 last year. The decrease in the growth rate is attributable to the much higher base this year compared to last year but also some US banks began declining I-gaming credit card deposits during the quarter. To minimize the impact of these credit card limitations, the Company expanded the number of processors used and added additional payment methods. The quarter on quarter growth for system wide revenue was higher than the growth in deposits, due to strong sports betting profits during the quarter compared to last quarter and Q3 of last year.

Gross profit increased 87% to $4,979 for the quarter ended January 31, 2001 from $2,665 for the prior year. The gross margin increased as expected to 78% for the quarter compared to 71% in Q2 and 60% for the same period last year. The higher margins were due to a greater portion of the revenue coming from high margin royalties and fees.

Sales, marketing, development and operations costs for Q3 were level with Q2 despite a 16% rise in revenue over the same period as follows:


                                 Q3        Q2   Variance

             Sales              155       177    -12%
             Marketing          581       743    -22%
             Development        873       863      1%
             Operations       1,257     1,087     16%
                           --------------------------
             Total            2,866     2,870      0%
                           ==========================


An increase in the operations expenses is partially attributable to the 25% increase in royalty and fee revenues. This increase was offset by decreases in sales and marketing as the Company has continued to trim expenses. In total these expenses were relatively flat for the third quarter in a row and in line with expectations. However the General and Administration and non-operating Legal costs continued to be impacted by one-time adjustments. The General and Administration for Q3 of $1,424 includes $260 in severance pay relating to the staff reduction in the Company's Inphinity Interactive subsidiary. The reduction is expected to lead to annualized cost savings of over $1 million. The legal costs of $130 in Q3 was attributable to the costs associated with the Company's efforts to reorganize into a new holding company incorporated in England and Wales. The reorganization plans were approved by the shareholders in January 2001 and the total expense to date is $347. Prior year legal costs included a $1,500 charge against costs associated with several issues including the RCMP investigation and the class action suits. Of this amount, $710 was incurred to January 31, 2001 leaving $790 in the Accounts payable and accruals. Provision for bad debts for the quarter was $140 compared to $1,443 for the same quarter last year. The current year Q3 provision relates to certain software licenses booked after Q3 last year but before the new qualification criteria was implemented. The total operating expenses were $5,199, down 30% from $7,393 in the same period last year and down slightly from Q2. For the nine months ended January 31, 2001, operating expenses were $15,100, up 19% from $12,732 in the same period last year.

The loss from continuing operations of $171 was down considerably from the same quarter last year and Q2. After backing out the reorganization legal costs of $130, the bad debt provision of $140 and the severance charge of $260, the income from regular operations was $359. EBITDA of $419 was also positive for the first time since the quarter ended October 31, 1999. Despite these positive indications, the Q4 results could be negatively affected by settlements in the class action and/or RCMP issues. Such settlements, however, would greatly help the Company by reducing the current level of uncertainty that concerns all shareholders. The year to date loss from continuing operations was $3,284 compared to loss of $3,721 for the prior year.

On April 1, 2000, the Company sold the business and all of the assets of its interactive media division therefore there was no income from this discontinued division during the quarter compared to a loss of $307 for the same period last year. This interactive media division had incurred a loss of $202 for the nine months ended January 31, 2000.

There is no tax provision for the quarter or the year to date as the majority of the Company's income is generated from Starnet Systems in Antigua, which is not subject to income tax.

Liquidity and Capital Resources
-------------------------------

At January 31, 2001, the Company had $2,829 in cash and cash equivalents down from $5,984 at April 30, 2000 and down from $3,937 at October 31, 2000. The decrease in the quarter was caused by $488 used in operations, as a decrease of $1,098 in the funds held on deposit more than offset the EBITDA for the quarter. A substantial portion of the reduction in funds held on deposit was due to a licensee obtaining its own merchant account. Cash was also used to purchase new capital expenditures of $285 and repay capital leases of $149. Due to the Investigation by Canadian authorities of the business operations of the Company prior to August 1999, the freeze on two of the Company's bank accounts with a Canadian bank was extended another four months to June 2001. The amount affected totaled approximately $7,400 including interest. The Company also has reserves and deposits held by credit card processors totaling $3,487 which includes $330 relating to a discontinued business. A majority of the funds are held as a rolling reserve, which is released to the Company after six months.

Working capital at January 31, 2001 decreased to $3,160 from $6,238 at April 30, 2000 and from $3,331 at October 31, 2000. Accounts receivable increased from $2,022 at April 30, 2000 to $2,779 at January 31, 2001. The majority of the receivables are from new licensees that were offered an installment payment plan on the initial licensing fees and from operating licensees that have their own merchant accounts. Other current assets at January 31, 2001 dropped to $520 from $1,349 at April 30, 2000. The decrease is the net effect of prepayments made to the Antiguan Government for the purchase of additional casino licenses less the portion allocated to costs of sales during the period. The casino licenses are held for sale to prospective licensees.

Net cash used by operations for the quarter ended January 31, 2001 of $488 was down from $2,816 for the same period last year. For the quarter the positive EBITDA was offset by a decrease in the funds held on deposit as described above. For the year to date, cash used from operations was $2,098, up from $1,554 for the same period last year.

Net cash used for investing activities for the quarter ended January 31, 2001 was $399 compared to $1,753 for the same period last year. For the year to date, the amount was $2,491 compared to $10,547 for the same period last year. Last year's figure included $6,937 of restricted cash as explained above.

Net cash used for financing activities for the three months ended January 31, 2001 was $142 compared to $119 cash provided in Q3 last year. Cash provided year to date was $1,734, down considerably from the same period last year as the lower stock price reduced the number of options and warrants exercised.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION
---------------------------


ITEM 1.   LEGAL PROCEEDINGS

The following are material existing and pending legal claims against the
Company:

Her Majesty the Queen in Right of Canada (the "Crown")
------------------------------------------------------

On August 25, 1999, the Royal Canadian Mounted Police ("RCMP") obtained an ex parte restraint order from the Honourable Associate Chief Justice of the Supreme Court of British Columbia pursuant to the provisions of the Criminal Code of Canada. This order prevents the Company and Starnet Systems International Inc. from accessing funds located in their Canadian bank accounts. The amount of money in these accounts is approximately $7,188,000. The basis for the claim is the allegation that the funds in these bank accounts are proceeds of crime, obtained as a result of the breach of certain provisions contained in the Criminal Code of Canada, and should therefore be forfeited to the Crown. In September 1999, the Company brought an application to have the restraint order revoked. This application was unsuccessful.

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

An application filed by the RCMP on August 14, 2000 resulted in the Supreme Court of British Columbia extending an ex parte restraint order that prevents the Company and Starnet Systems International Inc. from accessing approximately $7.3 million for an additional six months. The Company has appealed the restraining order extension to the British Columbia Court of Appeal.

A further application with respect to the continued detention of the items previously seized pursuant to the search warrants and the extension of the restraint orders against the funds being held resulted in an Order issued by the Supreme Court of British Columbia on February 15, 2001 extending all such orders that, among other things, prevents the Company and Starnet Systems International Inc. from accessing approximately $7.3 million. The Order extended the detention and restraint until June 17, 2001. Prior to the

Order being issued, the Company was advised that the police overseeing the investigation had delivered to the Crown their report with the results of their investigation, which the Company understands recommended that charges be laid against the Company. The Crown had indicated that they were considering the laying of various charges but, with the understanding that the Company
would not object, agreed to seek the extension described above.   The
Company expects this additional time will allow the Crown to complete its review of the RCMP report concerning allegations that the Company and some of its officers, directors and employees were breaching certain provisions of the Criminal Code of Canada.

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

The relief sought includes damages and costs for the Plaintiff class. The amount of the damages claimed is unspecified. As this issue is at a preliminary stage, its financial impact, if any, cannot be determined at this time. It is the Company's intention to defend this lawsuit vigorously. Settlement discussions are continuing with counsel for the Plaintiffs, although, at this time, management is unable to determine the likely outcome of such discusssions.

Las Vegas Casino Inc.
---------------------

Las Vegas Casino Inc. ("LVC") alleges in a suit filed on September 16, 1999 in the Supreme Court of British Columbia, Action No. C994793, Vancouver Registry, that the Company, a number of its subsidiaries, including Starnet Systems (formerly Softec Systems Caribbean Inc.), and various employees of the Company and its subsidiaries, caused a $1 billion loss arising by reason of alleged misappropriation of funds and breach and wrongful termination of its software license agreement with Starnet Systems. The relief sought includes general and exemplary damages, declarative relief, an accounting, interest and costs.

On July 12, 2000, the Supreme Court of British Columbia granted a stay of the lawsuit as against Starnet Systems only. Should LVC wish to proceed with its claim against Starnet Systems, it must do so through the arbitration process provided for in the software license agreement. LVC has not yet taken any steps to do so.

The Company filed a motion with the Supreme Court of British Columbia to require LVC to post security for costs as a condition for prosecuting its claim against the Company. The court denied the Company's motion on February 22, 2001, while allowing the Company the opportunity to reapply as it may wish. The Company does intend to submit a further application and is in the process of doing so.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 19, 2001, at a Special Meeting of Shareholders, a majority of the Company's shareholders voted in favor of the Company's plan to reorganize into a new holding company incorporated in England and Wales. Of the 17,129,518 shares voting on the plan of reorganization, the reorganization proposal received 16,651,734 votes in favor, 448,678 votes against, and 29,106 abstaining.


ITEM 5.   OTHER INFORMATION

Managing Director of Licensee Services
--------------------------------------

The Company has hired Liam Gillen as its Managing Director of Licensee Services, pursuant to a two-year executive employment agreement dated
November 27, 2000.   Mr. Gillen is responsible for relations with all current
and prospective licensees of the Company who utilize all of the services offered by the Company to its customers. In addition, he oversees various operations in Antigua, including Customer Service and Licensee Relations.

Under the executive employment agreement, Mr. Gillen will be paid a monthly salary of $8,000 and will receive options to purchase shares of the Company's common stock pursuant to the terms and conditions thereunder. The agreement also contains provisions relating to non-solicitation, non-competition, confidentiality and assignment of intellectual property. Mr. Gillen's executive employment agreement is attached hereto as Exhibit 10.14.

Chief Executive Officer
-----------------------

As previously announced in a press release dated March 2, 2001, the Company executed an agreement with an individual for the position of President and Chief Executive Officer. The Agreement was subject to various conditions and required further negotiations. The Company has since concluded not to further pursue negotiations with such individual. The agreement has been terminated by the Company in accordance with its terms, and the Company believes it has no liability under the agreement.

The Company is continuing its search for a President and Chief Executive Officer and expects to name a successor in the near future.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K:
     ------------------------------------------------

     Exhibit 10.14 Executive Employment Agreement, dated November 27, 2000, between the Company and Liam Gillen


(b)  Reports on Form 8-K:
     --------------------

     The Company filed a Form 8-K dated January 5, 2001 to report a workforce reduction at one of its subsidiaries under Item 5. The text of a press release relating to the workforce reduction was filed under
     Item 7.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         STARNET COMMUNICATIONS INTERNATIONAL INC.


Date: March 19, 2001         By: /s/ Fred Hazell
                                ----------------------------
                              Fred Hazell
                              Chairman, President and Chief Executive Officer

Date: March 19, 2001         By: /s/ Chris Thompson
                                ----------------------------
                              Chris Thompson
                              Vice-President, Finance