Form 10-Q/A
period 2000-10-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 2001-03-21
CIK 1039578

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                               FORM 10-Q/A
                             AMENDMENT NO. 1


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


EXPLANATORY NOTE:
----------------

This Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended October 31, 2000 is being filed to correct certain information relating to deposits and revenues of our licensees, or system wide deposits and revenues, as disclosed in Part I, Item 2 - Management's Discussion and Financial Analysis.

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


The underlying business, however, remained very strong as system-wide deposits increased to $55,916 for the three months ended October 31, 2000, up 106% from $27,030 for the same period last year and up 65% from Q1. System wide revenues for Q2 from all licensees increased 92% to $22,209 compared to the same period last year and jumped 54% from Q1. The quarter on quarter growth for system wide revenue was less than anticipated, and less than the growth in deposits, due to low football profits during the first three weeks of October.


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

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         STARNET COMMUNICATIONS INTERNATIONAL INC.
                         (REGISTRANT)

Date:  March 21, 2001         By: /s/ Fred Hazell
                                 ----------------------------
                              Fred Hazell
                              Chairman, President and Chief Executive Officer

Date:  March 21, 2001         By: /s/ Chris Thompson
                                 ----------------------------
                              Chris Thompson
                              Vice-President, Finance