Form 10-Q/A
period 2001-01-31
STARNET COMMUNICATIONS INTERNATIONAL INC/ FA
filed 2001-03-21
CIK 1039578

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


Explanatory Note:
----------------

This Amendment No. 1 to the Registrant's Form 10-Q for the quarter ended January 31, 2001 is being filed to correct the percentage change of revenues of our licensees, or system wide revenues, for the quarter ended January 31, 2001 as compared to the same period in the prior fiscal year, as disclosed in Part I, Item 2 - Management's Discussion and Financial Analysis.

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


The business of our licensees, which affects our results of operations, also showed mixed signs of strong growth. Revenues of our licensees (or system-wide revenues) for the three months ended January 31, 2001 increased
60% to $31,124 compared to the same period last year and jumped 40% from Q2. Deposits made to our licensees by their customers (or system-wide deposits) increased to $57,610 for Q3, up 41% from $40,753 for the same period last year. However the quarter on quarter growth was only 3% compared to a 51% increase from Q2 to Q3 last year. The decrease in the growth rate is attributable to the much higher base this year compared to last year but also some US banks began declining I-gaming credit card deposits during the quarter. To minimize the impact of these credit card limitations, the Company expanded the number of processors used and added additional payment methods. The quarter on quarter growth for system wide revenue was higher than the growth in deposits, due to strong sports betting profits during the quarter compared to last quarter and Q3 of last year.


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